Form 10-Q
period 2014-09-30
MB Bancorp Inc
filed 2014-12-29
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 000-55341

MB BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1696350
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

1920 Rock Spring Road, Forest Hill, Maryland	21050
(Address of Principal Executive Offices)	(Zip Code)

(410) 420-9600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of December 26, 2014, there were no shares of the registrant’s common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2014	2013
	(Unaudited)

Cash and due from banks	$3,029,111	$2,276,693
Interest bearing deposits in other banks	1,075,283	1,733,922
Total cash and cash equivalents	4,104,394	4,010,615

Other interest-bearing deposits in other banks	2,535,000	3,536,000
Investment securities available-for-sale - at fair value	563,830	488,056
Investment securities held to maturity - at amortized cost	14,389,612	14,192,795

Loans, net of unearned fees	107,512,480	114,617,783
Less allowance for loan losses	(1,771,041)	(1,790,105)
Loans, net	105,741,439	112,827,678

Real estate ground rents	844,559	848,459
Less allowance for credit losses	(142,983)	(131,076)
Ground rents, net	701,576	717,383

Federal Home Loan Bank stock, at cost	929,000	984,300
Property and equipment, net	3,930,157	4,024,215
Real estate held for sale	—	443,225
Deferred income taxes	1,061,358	1,436,767
Bank-owned life insurance	800,334	796,997
Other real estate owned	410,090	452,078
Accrued interest receivable and other assets	948,999	695,485

TOTAL ASSETS	$136,115,789	$144,605,594

LIABILITIES AND EQUITY
LIABILITIES:
Deposits	$100,473,200	$107,622,213
Federal Home Loan Bank advances	17,750,000	17,750,000
Deferred compensation liability	304,887	356,001
Accounts payable and other liability	239,789	375,470
Total liabilities	118,767,876	126,103,684

EQUITY
Retained earnings	17,332,057	18,494,449
Accumulated other comprehensive income	15,856	7,461
Total equity	17,347,913	18,501,910

TOTAL LIABILITIES AND EQUITY	$136,115,789	$144,605,594

See accompanying notes to financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,119,868	$1,167,840	$3,431,436	$3,693,891
Interest on federal funds sold and other investments	8,827	12,638	30,076	43,101
Interest and dividends on investment securities	126,715	128,199	383,078	349,460

Total interest income	1,255,410	1,308,677	3,844,590	4,086,452

INTEREST EXPENSE:
Interest on deposits	200,324	237,387	622,221	784,166
Interest on short term borrowings	3,893	1,798	11,656	1,798
Interest on long term borrowings	127,580	127,579	378,576	378,576

Total interest expense	331,797	366,764	1,012,453	1,164,540

NET INTEREST INCOME	923,613	941,913	2,832,137	2,921,912

PROVISION FOR LOAN LOSSES	820,554	69,000	809,872	73,023

NET INTEREST INCOME AFTER PROVISIONS FOR LOAN LOSSES	103,059	872,913	2,022,265	2,848,889

NON-INTEREST INCOME:
Service charges on deposit accounts	2,950	3,920	9,756	10,996
Fees and charges on loans	9,298	8,627	37,602	32,327
Increase in cash surrender value of life insurance	1,125	1,216	3,337	48,878
Gain (loss) on sale of other real estate owned	—	—	1,230	(1,482)
Gain on sale of real estate held for sale	—	—	130,763	14,568
Loss on disposal of equipment	—	—	—	(59)
Ground rent fees	10,010	8,106	32,642	30,710
Other income	6,033	8,574	17,873	34,085

Total non-interest income	29,416	30,443	233,203	170,023

NON-INTEREST EXPENSE:
Salaries and employee benefits	568,536	592,097	1,667,680	1,788,140
Occupancy expenses	103,970	99,454	335,173	320,812
Furniture and equipment expenses	15,022	21,538	54,938	64,865
Legal and professional fees	40,163	42,146	130,163	135,192
Data processing and other outside services	57,880	59,206	180,229	177,359
FDIC insurance premiums	29,165	31,195	90,279	97,156
Advertising and marketing related expenses	8,598	13,930	57,625	64,412
Provision for loss on other real estate owned	108,400	414,739	108,400	414,739
Provision for loss on ground rents	(1,045)	7,655	10,907	15,455
Other expenses	156,198	120,780	419,270	374,748

Total non-interest expenses	1,086,887	1,402,740	3,054,664	3,452,878

LOSS BEFORE INCOME TAXES (BENEFIT)	(954,412)	(499,384)	(799,196)	(433,966)

INCOME TAX EXPENSE (BENEFIT)	303,251	(172,671)	363,196	(147,380)

NET LOSS	$(1,257,663)	$(326,713)	$(1,162,392)	$(286,586)

See accompanying notes to financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)

NET LOSS	$(1,257,663)	$(326,713)	$(1,162,392)	$(286,586)

OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:

Unrealized gains (losses) arising during the period	(5,325)	2,851	13,677	(16,359)
Income taxes on unrealized gains (losses) arising during the period	2,057	(1,101)	(5,282)	6,317
	(3,268)	1,750	8,395	(10,042)

COMPREHENSIVE LOSS	$(1,260,931)	$(324,963)	$(1,153,997)	$(296,628)

See accompanying notes to financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total

BALANCES AT JANUARY 1, 2013	$19,420,489	$23,031	$19,443,520

Net loss	(286,586)	—	(286,586)

Net unrealized gain on available-for-sale securities, net of tax benefit of ($6,317)	—	(10,042)	(10,042)

BALANCES AT SEPTEMBER 30, 2013	19,133,903	12,989	19,146,892

BALANCES AT JANUARY 1, 2014	18,494,449	7,461	18,501,910

Net loss	(1,162,392)	—	(1,162,392)

Net unrealized loss on available-for-sale securities, net of tax benefit of ($5,282)	—	8,395	8,395

BALANCES AT SEPTEMBER 30, 2014	$17,332,057	$15,856	$17,347,913

See accompanying notes to financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,162,392)	$(286,586)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	123,884	135,596
Increase in cash surrender value of life insurance	(3,337)	(48,878)
Net amortization/accretion of premiums and discounts	1,715	(6,817)
Provision for loan losses	809,872	73,024
Provision for ground rent losses	10,907	15,455
Decrease in deferred income taxes	370,107	—
Provision for loss on other real estate owned	108,400	414,739
(Gain) Loss on sale of other real estate owned	(1,230)	1,482
(Decrease) increase in accrued interest and other assets	(254,562)	409,033
Loss on disposal of equipment	—	59
Gain on sale of real estate held for sale	(130,763)	(14,568)
Decrease in deferred compensation liability	(51,114)	(66,167)
Increase in accounts payable and other liabilities	(135,681)	(11,386)

Net cash (used in) provided by operating activities	(314,194)	614,986

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	1,001,000	1,693,000
Purchase of available-for-sale investments	(120,354)	—
Proceeds from calls/repayments of available-for-sale investments	57,564	156,903
Purchase of held-to-maturity investments	(967,930)	(4,997,500)
Proceeds from maturity/repayments of held-to-maturity investments	776,175	3,771,883
Net decrease in loans	6,202,633	2,703,195
Proceeds from redemption of bank owned life insurance	—	263,760
Proceeds from sale of ground rents	4,900	1,600
Proceeds from sale of other real estate owned	2,468	277,833
Proceeds from sale of real estate held for sale	575,056	139,064
Purchase of property, plant and equipment	(29,826)	(18,858)
Net decrease (increase) in Federal Home Loan Bank stock	55,300	(132,300)

Net cash provided by investing activities	7,556,986	3,858,580

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(7,149,013)	(8,628,288)
Federal Home Loan Bank advances	5,750,000	3,750,000
Federal Home Loan Bank repayments	(5,750,000)	—

Net cash used in financing activities	(7,149,013)	(4,878,288)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,779	(404,722)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,010,615	5,500,360

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,104,394	$5,095,638

Supplemental cash flows information:
Interest paid	$1,012,509	$1,166,144

Income taxes paid	$—	$—

Noncash
Transfer of loans to other real estate owned	$67,650	$1,237

Transfer of property to real estate held for sale	$—	$446,143

See accompanying notes to financial statements.

MB BANCORP, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 AND THE YEAR ENDED DECEMBER 31, 2013

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 2002, Bohemian American Federal Savings and Loan Association, Inc., incorporated in 1899 in the State of Maryland, merged with Madison & Bradford Federal Savings & Loan Association, incorporated in 1904 in the State of Maryland, to form Madison Bohemian Savings Bank. On September 1, 2009 Madison Bohemian Savings Bank changed its name to Madison Bank of Maryland (the “Bank”). The Bank’s principal business is providing mortgage and consumer loans in northern Baltimore and Harford County. The Bank also provides construction and lot loans. Significant accounting policies followed by the Bank are presented below.

Plan of Conversion

On August 26, 2014, the Bank’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank form of organization, subject to approval by the affirmative vote of at least a majority of the total votes eligible to be cast by voting members of the Bank at a special meeting. The Plan, which includes formation of a holding company organize under Maryland law to own all of the outstanding capital stock of the Bank, is also subject to approval by the Comptroller of the Currency (the “OCC”) and includes the filing of a registration statement, including a prospectus with the Securities and Exchange Commission.

The cost of conversion and issuing and selling the capital stock will be deferred and deducted from the proceeds of the offering. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through September 30, 2014, the Bank had incurred $276,997 in conversion cost, which were recorded in prepaid expenses and other assets on the Consolidated Balance Sheet.

The Plan calls for the Bank to convert to the stock form of ownership upon the completion of the sale of common stock of the holding company to be offered to various parties in a subscription offering at $10.00 per share based on an independent appraisal of The Bank. It is anticipated that any shares not purchased in the subscription offering will be offered in a community offering. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.

At the time of conversion, the Bank will establish a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with OCC regulations shall be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to common stock. The conversion will be accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements prepared by management as of September 30, 2014 and for the nine months ended September 30, 2014 and September 30, 2013 are not covered by the Independent Auditors’ Report. In the opinion of management, the accompanying consolidated financial statements as of September 30, 2014 and for the nine months ended September 30, 2014 and 2013 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2014, and the results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiaries 1920 Rock Spring Road, LLC formed in 1998 to own and hold real estate and Mutual, LLC formed in 2011 to hold other real estate owned. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Bank conform to U.S. generally accepted accounting principles and to general practices in the banking industry.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

During the nine-month period ended September 30, 2014, the Bank reclassified the presentation of ground rent fees from interest income to non-interest income. In addition, the provision for ground rent losses was reclassified into non-interest expense. Prior periods presented were adjusted accordingly. The reclassification did not have an effect on previously reported net income (losses).

Loans

Loans are stated at the principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Bank’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Direct loan origination costs, net of direct loan origination costs, are amortized or accreted over the contractual life of the loan using the interest method.

Loans are considered impaired when, based on current information, it is probable that the Bank will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Bank may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Bank recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower’s ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Bank grants a concession to the borrower that the Bank would not otherwise consider to a borrower of comparable risk and placed on non-accrual status. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market rate, may be removed from the TDR status after a period of one year.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The Bank maintains an allowance for loan losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.

The allowance for loan losses represents an estimation done pursuant to either Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” or Topic 310 “Receivables.” The Bank uses a loan grading system where loans are graded based on management’s evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan allowance to provide for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlates perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the loan portfolio, which involves the consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.

While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or the economic environment will not require further increases in the allowance.

Other Real Estate Owned

Real estate acquired in satisfaction of a debt is carried at fair value net of estimated selling costs. Costs incurred in maintaining foreclosed real estate and write-downs to reflect declines in the fair value of the properties after acquisition are included in noninterest expenses.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes

Bank uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense. Tax years subsequent to December 31, 2009 remain subject to examination by Federal and State of Maryland jurisdictions.

ASC Topic 740, “Taxes”, provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Bank has not identified any income tax uncertainties.

2. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit

Carryforward Exists”, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this ASU were effective for Madison Bank of Maryland on January 1, 2014.

In January 2014, the FASB issued ASU No. 2014-4, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 are effective for Madison Bank of Maryland on January 1, 2015, and may be applied using either a modified retrospective transition method or a prospective transition method as described in ASU 2014-04. Madison Bank of Maryland will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contract with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2014, FASB issues ASU-2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 will be effective for Madison Bank of Maryland on January 1, 2015 and may be applied using either a prospective transition method or a modified retrospective transition method as described in ASU-2014-14. Madison Bank of Maryland will evaluate these amendments but does not believe they will have an impact on its financial position or results of operations.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2014 (unaudited)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
FHLMC certificates	$277,522	$10,976	$—	$288,498
FNMA certificates	163,226	9,883	—	173,109
GNMA certificates	97,249	4,974	—	102,223

Total mortgage-backed securities	537,997	25,833	—	563,830

Total investments available-for-sale	$537,997	$25,833	$—	$563,830

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Mortgage-backed securities:
FHLMC certificates	$296,882	$5,949	$—	$302,831
FNMA certificates	179,018	6,207	—	185,225

Total mortgage-backed securities	475,900	12,156	—	488,056

Total investments available-for-sale	$475,900	$12,156	$—	$488,056

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity at are summarized as follows:

	September 30, 2014 (unaudited)
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997,077	$3,600	$(78,577)	$4,922,100
FNMA bonds	1,000,000	—	$(41,700)	958,300
FFCB bonds	3,000,000	400	(119,600)	2,880,800

Total U.S. Government securities	8,997,077	4,000	(239,877)	8,761,200

Mortgage-backed securities:
FHLMC certificates	1,567,495	78,869	—	1,646,364
FNMA certificates	3,305,254	168,517	—	3,473,770
GNMA certificates	519,787	42,334	—	562,121

Total mortgage backed securities	5,392,535	289,720	—	5,682,255

Total investments held-to-maturity	$14,389,612	$293,720	$(239,877)	$14,443,455

	December 31, 2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,996,831	$—	$(338,431)	$4,658,400
FNMA bonds	1,000,000	—	(99,300)	900,700
FFCB bonds	3,000,000	—	(325,000)	2,675,000

Total U.S. Government securities	8,996,831	—	(762,731)	8,234,100

Mortgage-backed securities:
FHLMC certificates	1,907,776	117,249	—	2,025,025
FNMA certificates	2,715,209	125,099	—	2,840,308
GNMA certificates	572,979	32,831	—	605,810

Total mortgage backed securities	5,195,964	275,179	—	5,471,143

Total investments held-to-maturity	$14,192,795	$275,179	$(762,731)	$13,705,243

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2014 (unaudited) and December 31, 2013 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At September 30, 2014 (unaudited) and December 31, 2013, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	September 30, 2014 (unaudited)
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities			5,757,200	(239,877)	5,757,200	(239,877)

Total temporarily impaired securities	$—	$—	$5,757,200	$(239,877)	$5,757,200	$(239,877)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	8,234,100	(762,731)	—	—	8,234,100	(762,731)

Total temporarily impaired securities	$8,234,100	$(762,731)	$—	$—	$8,234,100	$(762,731)

The scheduled maturities of debt securities at September 30, 2014 (unaudited) were as follows:

	Amortized	Fair
	Cost	Value

Due over one year through five years	$999,339	$990,100
Due over five years through ten years	3,000,000	2,961,900
Due after ten years	4,997,738	4,809,200
Mortgage-backed securities	5,930,531	6,246,085

Total	$14,927,608	$15,007,285

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2014	December 31,
	(Unaudited)	2013
Secured by real estate:
Residential :
One-to four family	$85,511,264	$90,638,130
Multi-family	2,180,821	2,216,388
Total	87,692,085	92,854,518
Non-residential	10,728,975	10,927,468
Construction and land loans	4,894,391	6,159,701
Home equity line of credit ("HELOC")	5,110,022	5,664,949
Consumer and other loans:
Loans to depositors, secured by savings	7,272	12,348
	108,432,745	115,618,984

Add:
Net (discount) premium on purchased loans	(8,317)	(2,233)
Unamortized net deferred costs	38,781	43,501

Less:
Undisbursed portion of construction loans	(897,066)	(983,059)
Unearned net loan origination fees	(53,663)	(59,410)
Less allowance for credit losses	(1,771,041)	(1,790,105)

Loans receivable, net	$105,741,439	$112,827,678

The risks associated with lending activities differ among the various loan types and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans and impact the associated collateral.

Residential real estate includes mortgage loans with the underlying one-to four family or multi-family residential property (primarily owner-occupied) securing the debt. The Bank’s attempt to minimize risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including debt-to-income ratios and underwriting standards which limit the loans-to-value ratio to generally no more than 80% unless the borrower obtains private mortgage insurance.

Residential real estate also includes home equity loans and lines of credit. These present a slightly higher risk to the Bank than one-to four family first lien mortgages as they can be first or second liens on the underlying property. These loans are generally limited with respect to loan-to-value ratios and the credit worthiness of the borrower is considered including debt-to-income ratios.

Non-residential real estate includes various types of loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with cash flows generated from the business being the primary source of loan repayment. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. The Bank, attempts to minimize this credit risk through its underwriting standards which include the credit worthiness of the borrower, a limitation on loan amounts to the value of the property securing the loan, an evaluation of debt service coverage ratios. Non-owner occupied commercial real estate loans present a different credit risk to the Bank than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Bank generally follows the same underwriting standards for these loans as with owner occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.

Construction and land loans consist of one- to four family residential construction and land development loans. The risk of loss on these loans is largely dependent on the Bank’s ability to assess the property’s value at the completion of the project. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Bank must rely upon other repayment sources, including the borrowers and/or guarantors of the project or other collateral securing the loan. The Bank attempts to mitigate credit risk through strict underwriting standards including evaluation of the credit worthiness of the borrowers and their success in other projects, adequate loan-to-value ratios and continual monitoring of the project during its construction phase.

Consumer loans consist primarily of loans secured by the borrower’s deposit balance at the Bank. As these loans are typically 100% secured by certificate of deposits, the risk of credit loss is not deemed significant.

The Bank maintains an allowance for loan losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the (“OCC”) and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines.

The Bank provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”). The allowance for loan losses consists of two components:

•	Specific allowances are only established for non-collateral dependent troubled-debt restructured loans and are established at the modification date of the troubled loan. The specific valuation allowance is computed as the excess of the loan’s expected cash flow, based on the remaining original loan terms and the expected cash flow of the corresponding modified loan discounted at the original loan rate. As long as the borrower performs under the terms of the modification agreement, on a monthly basis we recalculate the specific valuation using the discounted cash-flow method described above. If the borrower fails to perform under the modification agreement, we will treat the loan as a collateral dependent and measure the loss by using the fair value of the collateral less disposition costs.

Losses on non-modified loans are charged-off in the month the loss is measured. Non-modified loans are measured for loss at the point the loan becomes 90 to 120 days delinquent or at maturity if an extension is requested. We obtain a third party appraisal to determine the fair value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly. Subsequently, these loans are re-evaluated at least annually by obtaining an updated third party appraisal to determine if there should be any further loss recognition.

•	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below.

Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s historical loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, and the estimated value of any underlying collateral. The historical loss experience is further adjusted for qualitative factors which include: changes in composition of the loan portfolio, current economic conditions, trends of past due and classified loans, quality of loan review system and Board oversight, existence and effect of concentrations and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans are generally placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful, the loan will immediately be considered non-accrual. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent, the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows.

The Bank charges off loans after, the loan or a portion of the loan is deemed to be a loss and the loss amount has been determined. The loss amount is charged to the established allowance for loan losses. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2014 (unaudited) is as follows:

	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total

Allowance for loan losses:
Beginning balance, July 1, 2014	$1,470,231	$86,360	$66,377	$—	$1,622,968
Charge-offs	(1,100)	(38,500)	(634,000)	—	(673,600)
Recoveries	1,119	—	—	—	1,119
Provisions	(218,125)	48,469	740,279	249,931	820,554

Ending balance, September 30, 2014	$1,252,125	$96,329	$172,656	$249,931	$1,771,041

Beginning balance, January 1, 2014	$1,585,978	$126,647	$77,480	$—	$1,790,105
Charge-offs	(70,805)	(38,500)	(721,500)	—	(830,805)
Recoveries	1,869	—	—	—	1,869
Provisions	(264,917)	8,182	816,676	249,931	809,872

Ending balance, September 30, 2014	$1,252,125	$96,329	$172,656	$249,931	$1,771,041

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$44,367	$—	$—	$—	$44,367

Ending balance: collectively evaluated for impairment	$1,207,758	$96,329	$172,656	$249,931	$1,726,674

Loans:
Ending balance: individually evaluated for impairment	$5,351,770	$2,701,485	$2,255,739	$—	$10,308,994

Ending balance: collectively evaluated for impairment	$87,457,609	$8,027,490	$2,638,652	$—	$98,123,751

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2013 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Allowance for loan losses:
Beginning balance, July 1, 2013	$1,349,533	$105,869	$118,870	$1,574,272
Charge-offs	(26,167)	—	—	(26,167)
Recoveries	1,334	—	—	1,334
Provisions	69,000	—	—	69,000

Ending balance, September 30, 2013	$1,393,700	$105,869	$118,870	$1,618,439

Beginning balance, January 1, 2013	$1,404,953	$131,356	$88,005	$1,624,314
Charge-offs	(46,432)	—	(33,800)	(80,232)
Recoveries	1,334	—	—	1,334
Provisions	33,845	(25,487)	64,665	73,023

Ending balance, September 30, 2013	$1,393,700	$105,869	$118,870	$1,618,439

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$44,969	$—	$—	$44,969

Ending balance: collectively evaluated for impairment	$1,348,731	$105,869	$118,870	$1,573,470

Loans:
Ending balance: individually evaluated for impairment	$6,098,646	$1,659,357	$3,062,668	$10,820,671

Ending balance: collectively evaluated for impairment	$94,718,755	$9,385,479	$3,476,909	$107,581,143

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2013 are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Allowance for loan losses:
Beginning balance	$1,404,953	$131,356	$88,005	$1,624,314
Charge-offs	(662,647)	—	(103,250)	(765,897)
Recoveries	48,038	—	—	48,038
Provisions	795,634	(4,709)	92,725	883,650

Ending balance	$1,585,978	$126,647	$77,480	$1,790,105

Allowance for loan losses:

Ending balance: individually evaluated for impairment	$59,596	$—	$—	$59,596

Ending balance: collectively evaluated for impairment	$1,526,382	$126,647	$77,480	$1,730,509

Loans:
Ending balance: individually evaluated for impairment	$5,576,558	$1,634,460	$2,874,212	$10,085,230

Ending balance: collectively evaluated for impairment	$92,955,257	$9,293,008	$3,285,489	$105,533,754

Credit risk profile by internally assigned classification as of September 30, 2014 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Non-classified	$88,215,338	$8,091,708	$2,638,653	$98,945,699
Special mention	2,639,925	106,530	209,002	2,955,457
Substandard	1,954,116	2,530,737	2,046,736	6,531,589
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$92,809,379	$10,728,975	$4,894,391	$108,432,745

Credit risk profile by internally assigned classification as of December 31, 2013 are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Non-classified	$91,989,981	$8,564,098	$2,881,766	$103,435,845
Special mention	3,440,414	728,910	470,635	4,639,959
Substandard	3,101,420	1,634,460	2,807,300	7,543,180
Doubtful	—	—	—	—
Loss	—	—	—	—

Total	$98,531,815	$10,927,468	$6,159,701	$115,618,984

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be effected in the future.

Impaired loans as of three and for the nine months ended September 30, 2014 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

With no related allowance recorded:
Recorded investment	$4,039,583	$2,701,485	$2,255,739	$8,996,807
Unpaid principal balance	4,732,448	2,778,184	3,276,312	10,786,944
Average recorded investment, for the three months ended September 30, 2014	4,048,941	2,735,167	2,684,114	9,468,222
Interest income recognized	41,382	16,285	25,634	83,301.00
Interest income foregone	60,206	18,974	2,490	81,670
Average recorded investment, for the nine months September 30, 2014	4,207,564	2,701,303	2,838,931	9,747,798
Interest income recognized	194,198	50,279	82,378	326,855
Interest income foregone	88,288	57,410	5,045	150,743

With an allowance recorded:
Recorded investment	1,312,187	—	—	1,312,187
Unpaid principal balance	1,365,404	—	—	1,365,404
Related allowance	44,367	—	—	44,367
Average recorded investment, for the three months ended September 30, 2014	1,313,509	—	—	1,313,509
Interest income recognized	11,474	—	—	11,474
Interest income foregone	232	—	—	232
Average recorded investment, for the nine months September 30, 2014	1,318,321	—	—	1,318,321
Interest income recognized	36,600	—	—	36,600
Interest income foregone	232	—	—	232

Total
Recorded investment	5,351,770	2,701,485	2,255,739	10,308,994
Unpaid principal balance	6,097,852	2,778,184	3,276,312	12,152,348
Related allowance	44,367	—	—	44,367
Average recorded investment, for the three months ended September 30, 2014	5,362,450	2,735,167	2,684,114	10,781,731
Interest income recognized	52,856	16,285	25,634	94,775
Interest income foregone	60,438	18,974	2,490	81,902
Average recorded investment, for the nine months September 30, 2014	5,525,885	2,701,303	2,838,931	11,066,119
Interest income recognized	230,798	50,279	82,378	363,455
Interest income foregone	88,520	57,410	5,045	150,975

Impaired loans as of three and for the nine months ended September 30, 2013 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

With no related allowance recorded:
Recorded investment	$5,066,204	$1,659,357	$3,062,668	$9,788,229
Unpaid principal balance	5,788,944	1,672,531	3,568,319	11,029,794
Average recorded investment, for the three months ended September 30, 2013	5,072,572	1,611,090	3,072,223	9,755,885
Interest income recognized	26,140	3,836	2,179	32,155
Interest income foregone	55,454	3,253	54,051	112,758
Average recorded investment, for the nine months September 30, 2013	5,183,264	1,225,405	2,322,532	8,731,201
Interest income recognized	112,945	16,290	6,604	135,839
Interest income foregone	124,038	3,253	66,618	193,909

With an allowance recorded:
Recorded investment	1,032,442	—	—	1,032,442
Unpaid principal balance	1,085,659	—	—	1,085,659
Related allowance	44,969	—	—	44,969
Average recorded investment, for the three months ended September 30, 2013	1,033,907	—	—	1,033,907
Interest income recognized	10,798	—	—	10,798
Interest income foregone	206	—	—	206
Average recorded investment, for the nine months September 30, 2013	1,018,210	—	—	1,018,210
Interest income recognized	31,620	—	—	31,620
Interest income foregone	206	—	—	206

Total
Recorded investment	6,098,646	1,659,357	3,062,668	10,820,671
Unpaid principal balance	6,874,603	1,672,531	3,568,319	12,115,453
Related allowance	44,969	—	—	44,969
Average recorded investment, for the three months ended September 30, 2013	6,106,479	1,611,090	3,072,223	10,789,792
Interest income recognized	36,938	3,836	2,179	42,953
Interest income foregone	55,660	3,253	54,051	112,964
Average recorded investment, for the nine months September 30, 2013	6,201,474	1,225,405	2,322,532	9,749,411
Interest income recognized	144,565	16,290	6,604	167,459
Interest income foregone	124,244	3,253	66,618	194,115

Impaired loans as of and for the year ended December 31, 2013 are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

With no related allowance recorded:
Recorded investment	$4,198,789	$1,634,460	$2,874,212	$8,707,461
Unpaid principal balance	5,254,860	1,654,030	3,145,406	10,054,296
Average recorded investment	4,941,424	1,568,048	3,070,950	9,580,422
Interest income recognized	147,230	18,700	20,176	186,106
Interest income foregone	159,006	33,301	117,251	309,558

With an allowance recorded:
Recorded investment	1,377,769	—	—	1,377,769
Unpaid principal balance	1,430,986	—	—	1,430,986
Related allowance	59,596	—	—	59,596
Average recorded investment	1,212,257	—	—	1,212,257
Interest income recognized	56,346	—	—	56,346
Interest income foregone	649	—	—	649

Total
Recorded investment	5,576,558	1,634,460	2,874,212	10,085,230
Unpaid principal balance	6,685,846	1,654,030	3,145,406	11,485,282
Related allowance	59,596	—	—	59,596
Average recorded investment	6,153,681	1,568,048	3,070,950	10,792,679
Interest income recognized	203,576	18,700	20,176	242,452
Interest income foregone	159,655	33,301	117,251	310,207

An aged analysis of past due loans as of September 30, 2014 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Current	$90,698,024	$9,630,473	$4,766,620	$105,095,117

30 - 59 days past due	876,459	106,530	—	982,989
60 - 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	59,287	—	—	59,287
Greater than 90 days past due	1,175,609	991,972	127,771	2,295,352
Total past due	2,111,355	1,098,502	127,771	3,337,628

Total	$92,809,379	$10,728,975	$4,894,391	$108,432,745

An aged analysis of past due loans as of December 31, 2013 are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Current	$93,822,281	$9,925,313	$5,738,164	$109,485,758

30 - 59 days past due	1,882,589	455,712	—	2,338,301
60 - 89 days past due	168,279	273,199	238,867	680,345
Greater than 90 day past due and still accruing	57,713	—	—	57,713
Greater than 90 days past due	2,600,953	273,244	182,670	3,056,867
Total past due	4,709,534	1,002,155	421,537	6,133,226

Total	$98,531,815	$10,927,468	$6,159,701	$115,618,984

Non-performing loans as of September 30, 2014 (unaudited) are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Non-accruing troubled debt restructured loans	$517,847	$1,384,181	$—	$1,902,028
Other non-accrual loans	1,379,911	698,244	127,772	2,205,927
Total non-accrual loans	1,897,758	2,082,425	127,772	4,107,955
Accruing troubled debt restructured loans	2,906,006	233,339	1,982,675	5,122,020

Total	$4,803,764	$2,315,764	$2,110,447	$9,229,975

Non-performing loans as of December 31, 2013 are as follows:

	Residential
	Real Estate,		Construction
	HELOC,	Non-residential	and
	and Consumer	Real Estate	Land	Total

Non-accruing troubled debt restructured loans	$901,760	$1,634,460	$2,624,631	$5,160,851
Other non-accrual loans	2,140,608	—	182,670	2,323,278
Total non-accrual loans	3,042,368	1,634,460	2,807,301	7,484,129
Accruing troubled debt restructured loans	2,373,741	—	66,911	2,440,652

Total	$5,416,109	$1,634,460	$2,874,212	$9,924,781

Troubled debt restructurings (“TDRs”) are modifications of loans to assist borrowers who are unable to meet the original terms of their loans, in an effort to minimize the potential loss on the loan. Modifications of the loan terms includes but is not necessarily limited to: reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market rate, may be removed from the TDR status after a period of one year.

The following includes loans classified as troubled debt restructurings during the nine months ended September 30, 2014 (unaudited).

	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	—	$—	$—
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	—	$—	$—

The following includes loans classified as troubled debt restructurings during the nine months ended September 30, 2013 (unaudited)

		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded investment

Residential real estate and consumer	2	$81,057	$81,057
Non-residential real estate	4	1,400,410	1,400,410
Construction and land	—	—	—
Total	6	$1,481,467	$1,481,467

The following includes loans classified as troubled debt restructurings during the twelve months ended December 31, 2013.

		Pre-modification	Post-modification
	Number of	Outstanding	Outstanding
	Contracts	Recorded Investment	Recorded investment

Residential real estate and consumer	3	$259,253	$259,253
Non-residential real estate	4	1,400,410	1,400,410
Construction and land	—	—	—
Total	7	$1,659,663	$1,659,663

The following includes loans classified as troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2014 (unaudited).

During the Nine Months Ended
September 30, 2014 (unaudited)
	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructurings that subsequently defaulted during the nine months ended September 30, 2013 (unaudited)

During the nine months ended
September 30, 2013 (unaudited)
	Number of	Recorded
	Contracts	Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	1	266,660
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $ 453,852 at September 30, 2014 (unaudited) and $464,849 at December 31, 2013, respectively.

5.   DEPOSITS

Deposits are summarized as follows:

	September 30, 2014	December 31
	(unaudited)	2013

Non-interest bearings	$878,977	$791,779
NOW and Money market	21,939,846	22,231,630
Savings	15,837,611	16,475,973
Certificates of Deposit	61,816,766	68,122,831
Total deposits	$100,473,200	$107,622,213

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2014 (unaudited) and December 31, 2013 was $25,012,556 and $28,330,902, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At September 30, 2014 (unaudited), the schedule maturities of certificates of deposit are as follows:

2014	$9,981,902
2015	26,261,847
2016	15,070,127
2017	4,887,855
2018	3,574,382
2019	2,040,653
Total	$61,816,766

Officers’ and directors’ deposits were $1,099,113 and $1,549,504 at September 30, 2014 (unaudited), December 31, 2013, respectively.

6.     INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	September 30, 2014	December 31,
	(unaudited)	2013
Deferred tax assets:
Deferred loan fees and costs, net	$5,871	$6,276
Allowance for credit losses	698,676	706,196
Deferred compensation	120,278	140,442
Allowance for ground rents	56,408	51,710
Allowance for delinquent mortgage interest	301,827	301,398
Capital loss carryforward	42,071	42,071
Net operating loss carryforward	649,442	342,564
Allowance for real estate owned	109,290	85,734
Accrued severance	—	19,213
Total deferred tax assets	1,983,863	1,695,604
Valuation allowance	(691,513)	(42,071)
Total deferred tax assets - net of valuation allowance	1,292,350	1,653,533

Deferred tax liabilities:
Depreciation	221,015	212,071
Unrealized gain on available-for-sale securities	9,977	4,695
Total deferred tax liabilities	230,992	216,766
Net deferred tax assets	$1,061,358	$1,436,767

Management normally evaluates deferred tax assets annually. In September 2014, the Bank recorded a provision for loan losses totaling $820,554 and a provision for losses on other real estate owned of $108,400. The provision for loan losses was principally the result of the third quarter receipt of an updated appraisal on a land loan and the establishment of an unallocated reserve of $250,000. The impairment identified on the land loan was charged-off in September 2014. In addition, the Bank has four impaired loans that are scheduled for foreclosure in the quarter ended December 31, 2014. The Bank is in receipt of current appraisals, which did not include interior inspections, on the properties. The Bank’s recent experience indicates that foreclosed properties had interior damage that was only discovered upon the Bank’s inspection at the time of possession and consequently resulted in losses in excess of the original fair value estimate (i.e., appraised values or listed sales price less estimated selling costs). Based on the appraisals discussed above, our exterior inspection of the properties currently in the process of foreclosure and the Bank’s correspondence with the borrowers, an unallocated reserve of $250,000 was established at September 30, 2014. Excluding the establishment of the unallocated reserve, the Bank’s methodology for computing the allowance for loan losses did not change from prior periods.

The Bank recorded a provision for losses of other real estate owned of $108,400 in September 2014. The provision was the result of reducing the sales prices of properties below the fair value previously estimated.

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax benefit of $954,412 and $799,196 for the respective three and nine month periods. The estimated deferred tax asset for the net operating loss was estimated at approximately $650,000. As of September 30, 2014, the Bank entered into a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as a result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforward. Management concluded that it is more likely than not, the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $650,000. Going forward, management will continue to evaluate the deferred tax assets annually, unless a major event, such as the one stated above, requires management to re-evaluate.

During 2008, 2009, and 2010, the Bank sold mutual fund investments that resulted incumulative capital losses of $798,691. Since management determined that it was unlikely that the Bank would be able to fully utilize the corresponding deferred tax asset of $315,131 before expiration of the carryforward period, a valuation allowance was established for 100% of the corresponding deferred tax asset. During the year ended December 31, 2013, capital loss carryforwards of $692,167 and the related deferred tax asset and valuation allowance of $272,060 expired. The remaining capital loss carryforwards of $101,496 expire in 2014 and $5,008 expire in 2015, as will their respective related deferred tax assets of approximately $40,000 and $2,000. Realization depends on generating sufficient taxable capital gains before the expiration of the loss carryforward periods. The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.

At December 31, 2013, the Bank had approximately $1,400,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2027. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the nine months ended September 30, 2014 (unaudited) and the year ended December 31, 2013 is as follows:

Valuation allowance for Capital Loss
Carryforwards
Balance of December 31, 2012	$(315,131)
Expiration of capital loss carryforwards	273,060
Balance of December 31, 2013	$(42,071)
Increase in valuation allowance	$(649,442)
Balance of September 30, 2014	$(691,513)

7.   REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the Federal Banking Agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of September 30, 2014 that the Bank met all capital adequacy requirements to which it is subject.

As of September 30, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the September 30, 2014 (unaudited) and the December 31, 2013 financial statements and the current capital requirements:

			Minimum Requirements for
			Capital Adequacy Purposes and
			to be Adequately Capitalized
			Under the Prompt Corrective
	Actual		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount		Ratio

As of September 30, 2014:
Total risk-based capital (to risk-weighted assets)	$18,335	23.08%	≥ $	6,356	≥8.0%
Tier I capital (to risk-weighted assets)	17,332	21.82%	≥	3,178	≥4.0%
Tier I capital (to adjusted total assets)	17,332	12.73%	≥	5,445	≥4.0%
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$19,214	22.78%	≥ $	6,748	≥8.0%
Tier I capital (to risk-weighted assets)	18,151	21.52%	≥	3,374	≥4.0%
Tier I capital (to adjusted total assets)	18,151	12.58%	≥	5,771	≥4.0%

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	September 30,	December 31,
	2014	2013
	(Unaudited)
	(Dollars in thousands)
Total bank equity capital	$17,348	$18,502
LESS: Net unrealized gains (losses) on available-for-sale securities	16	7
LESS: Disallowed deferred tax assets	—	344
Tier 1 Capital	$17,332	$18,151

Tier 1 Capital	$17,332	$18,151
Allowance for loan and lease losses includible in Tier 2 capital	1,003	1,063
Total risk-based capital	$18,335	$19,214

8.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the nine months ended September 30, 2014 and 2013 (unaudited) and the year ended December 31, 2013.

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2014 (unaudited)
Net unrealized loss on securities available-for-sale	$13,677	$(5,282)	$8,395
Other Comprehensive Loss	$13,677	$(5,282)	$8,395

	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2013 (unaudited)
Net unrealized loss on securities available-for-sale	$(16,359)	$6,317	$(10,042)
Other Comprehensive Loss	$(16,359)	$6,317	$(10,042)

Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale	$(25,366)	$(9,796)	$(15,570)
Other Comprehensive Loss	$(25,366)	$(9,796)	$(15,570)

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2014 (unaudited) and the years ended December 31, 2013.

	Securities	Accumulated Other
	Available-for-Sale	Comprehensive Income
Nine Months Ended September 30, 2014
Balance at Beginning of Year	$7,461	$7,461
Other comprehensive loss	8,395	8,395
Balance at End of Period	$15,856	$15,856

	Securities	Accumulated Other
	Available-for-Sale	Comprehensive Income
Nine Months Ended September 30, 2013
Balance at Beginning of Year	$23,031	$23,031
Other comprehensive loss	(10,042)	(10,042)
Balance at End of Period	$12,989	$12,989

	Securities	Accumulated Other
	Available-for-Sale	Comprehensive Income
Year Ended December 31, 2013
Balance at Beginning of Year	$23,031	$23,031
Other comprehensive loss	(15,570)	(15,570)
Balance at End of Period	$7,461	$7,461

9.   FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Bank adopted the Guidance in ASC Topic 820, “Fair Value Measurements and Disclosures.” ASC Topic 820 which provides a framework for measuring and disclosing fair value under GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value all other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

ASC Topic 820 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy is as follows:

Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 Inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and the yield curves that are observable at commonly quoted intervals.

Level 3 Inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale. Investment securities available-for-sale (“AFS”) are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2014 (unaudited) and December 31, 2013, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at September 30, 2014 (unaudited) Using:
		Quoted Prices				Total Changes
		in Active	Other	Significant		in Fair Values
	Fair Value	Markets for	Observable	Unobservable	Trading	Included in
	September 30,	Identical Assets	Inputs	Inputs	Gains and	Period
Description	2014	(Level 1)	(Level 2)	(Level 3)	(Losses)	Earnings

Mortgage backed securities:
FHLMC AFS	$288,498	$—	$288,498	$—	$—	$—
FNMA AFS	173,109	—	173,109	—	—	—
GNMA	102,223	—	102,223	—	—	—
Total assets measured at fair value on a recurring basis	$563,830	$—	$563,830	$—	$—	$—

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices				Total Changes
		in Active	Other	Significant		in Fair Values
	Fair Value	Markets for	Observable	Unobservable	Trading	Included in
	December 31,	Identical Assets	Inputs	Inputs	Gains and	Period
Description	2013	(Level 1)	(Level 2)	(Level 3)	(Losses)	Earnings

FHLB Bonds AFS	$—	$—	—	$—	$—	$—
Mortgage backed securities:
FHLMC AFS	302,831	—	302,831	—	—	—
FNMA AFS	185,225	—	185,225	—	—	—
Total assets measured at fair value on a recurring basis	$488,056	$—	$488,056	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at September 30, 2014 (unaudited) Using:
		Quoted Prices				Total Changes
		in Active	Other	Significant		in Fair Values
	Fair Value	Markets for	Observable	Unobservable	Trading	Included in
	September 30,	Identical Assets	Inputs	Inputs	Gains and	Period
Description	2014	(Level 1)	(Level 2)	(Level 3)	(Losses)	Earnings

Impaired loans:
Residential	$5,307,403	$—	$4,039,583	$1,267,820	$—	$—
Commercial	2,701,485	—	2,701,485	—	—	—
Land	2,255,739	—	2,255,739	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	410,090	—	410,090	—	—	—
Total assets measured at fair value on a non-recurring basis	$10,674,717	$—	$9,406,897	$1,267,820	$—	$—

	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices				Total Changes
		in Active	Other	Significant		in Fair Values
	Fair Value	Markets for	Observable	Unobservable	Trading	Included in
	December 31,	Identical Assets	Inputs	Inputs	Gains and	Period
Description	2013	(Level 1)	(Level 2)	(Level 3)	(Losses)	Earnings

Impaired loans:
Residential	$5,516,962	$—	$4,198,789	$1,318,173	$—	$—
Commercial	1,634,460	—	1,634,460	—	—	—
Land	2,874,212	—	2,874,212	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	452,078	—	452,078	—	—	(527,686)
Total assets measured at fair value on a non-recurring basis	$10,477,712	$—	$9,159,539	$1,318,173	$—	$(527,686)

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at September 30, 2014 (unaudited) and December 31, 2013 are as follows:

	Carrying Value September 30, 2014	Fair Value September 30, 2014	Quoted Prices In Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS	(unaudited)	(unaudited)
Cash, interest-bearing deposits and federal funds sold	$4,104,394	$4,104,394	$—	$4,104,394	—
Other interest bearing deposits in other banks	2,535,000	2,535,000		2,535,000	—
Investment securities	14,953,442	15,007,285	—	15,007,285	—
Federal Home Loan Bank stock	929,000	929,000		929,000
Loans, net	105,741,439	103,707,000	—	9,406,897	94,300,103
Bank owned life insurance	800,334	800,334		800,334
Accrued interest receivable	402,461	402,461	—	402,461	—
LIABILITIES
Deposits	$100,470,000	$99,833,000	—	—	$99,833,000
FHLB Borrowings	17,750,000	18,467,000	—	—	18,467,000

			Quoted Prices
			In Active	Other	Significant
	Carrying Value	Fair Value	Markets for	Observable	Unobservable
	December 31,	December 31,	Identical Assets	Inputs	Inputs
	2013	2013	(Level 1)	(Level 2)	(Level 3)
ASSETS
Cash, interest-bearing deposits and federal funds sold	$4,010,615	$4,010,615	$—	$4,010,615	—
Other interest bearing deposits in other banks	3,536,000	3,536,000	—	3,536,000	—
Investment securities	14,680,851	14,193,299	—	14,193,299	—
Federal Home Loan Bank stock	984,300	984,300	—	984,300
Loans, net	112,827,678	110,873,600	—	9,159,539	101,714,061
Bank owned life insurance	796,997	796,997	—	796,997
Accrued interest receivable	379,059	379,059	—	379,059	—
LIABILITIES
Deposits	$107,622,213	$106,634,613	—	—	$106,634,613
FHLB Borrowings	17,750,000	18,813,200	—	—	18,813,200

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2014 (unaudited) and December 31, 2013:

Cash, Interest-Bearing Deposits and Federal Funds Sold and Other Interest-Bearing Deposits in Other Banks

The amounts reported in the balance sheet approximate the fair value of these assets.

Investment Securities

The fair values are based on the quoted market prices, if available. If quoted prices are not available, fair value is measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.

Federal Home Loan Bank Stock

The par value of Federal Home Loan Bank stock report on the balance sheet is a reasonable estimate of fair value.

Accrued Interest Receivable

The amounts reported in the balance sheet approximate the fair value of these assets.

Loans, Deposits and Federal Home Loan Bank Advances

Loans receivable were discounted using a single discount rate, comparing the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered on deposits of similar remaining maturities. The fair value of Federal Home Loan Bank advances is estimated using rates currently offered on advances of similar remaining maturities.

Bank-Owned Life Insurance

The amounts reported in the balance sheet approximate the fair value of these assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Report, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described under “Risk Factors” in the prospectus included in the Company’s Registration Statement on Form S-1, as amended (SEC File No. 333-19870), that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

MB Bancorp, a Maryland corporation, was incorporated in August 2014 to become the holding company for Madison Bank of Maryland upon completion of the conversion. Before the completion of the conversion, MB Bancorp has not engaged in any significant activities other than organizational activities. Following completion of the conversion, MB Bancorp’s business activity will be the ownership of the outstanding capital stock of Madison Bank of Maryland. MB Bancorp will not own or lease any property but will instead use the premises, equipment and other property of Madison Bank of Maryland with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement that MB Bancorp and Madison Bank of Maryland will enter into upon completion of the conversion. The expense allocation agreement generally provides that MB Bancorp will pay to Madison Bank of Maryland, on a quarterly basis, fees for its use of Madison Bank of Maryland’s premises, furniture, equipment and employees in an amount to be determined by the board of directors of MB Bancorp and Madison Bank of Maryland. Such fees shall not be less than the fair market value received for such goods or services. In addition, MB Bancorp and Madison Bank of Maryland will also enter into a tax allocation agreement upon completion of the conversion as a result of their status as members of an affiliated group under the Internal Revenue Code. The tax allocation agreement generally provides that MB Bancorp will file consolidated federal tax income returns with Madison Bank of Maryland and its subsidiaries. The tax allocation agreement also formalizes procedures for allocating the consolidated tax liability of the group among its members and establishes procedures for the future payments by Madison Bank of Maryland to MB Bancorp for tax liabilities attributable to Madison Bank of Maryland and its subsidiaries. In the future, MB Bancorp may acquire or organize other operating subsidiaries; however, there are no current plans, arrangements, agreements or understandings, written or oral, to do so.

Madison Bank of Maryland is the product of the merger of three institutions, The Back & Middle River Building and Loan Association, Inc. (founded in 1912), Madison & Bradford Federal Savings & Loan Association (founded in 1904) and Bohemian American Federal Savings & Loan Association (founded in 1899). In 2002, Bohemian American merged with Madison & Bradford, at which time we changed our name to Madison Bradford/Bohemian American Savings Bank, and in 2004 we shortened our name to Madison Bohemian Savings Bank. In 2006, Back & Middle River merged into Madison Bohemian. In 2009, we adopted our current name, Madison Bank of Maryland.

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within our market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At September 30, 2014, we had total assets of $136.1 million, total deposits of $100.5 million and total equity of $17.3 million.

Our website address is www.mbofmd.com. Information on our website should not be considered a part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. An emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. We have irrevocably elected not to adopt new or revised accounting standards on a delayed basis, and will be required to adopt new or revised accounting standards in the same manner as other public companies that are not emerging growth companies.

Allowance for Loan Losses.   The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

Other-Than-Temporary Impairment.   Management evaluates securities for other-than-temporary impairment (“OTTI”) on a monthly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available-for-sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.”

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs the amount of the OTTI recognized in earnings depends on whether we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the

OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

Deferred Tax Assets.   We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Balance Sheet Analysis

Assets.   At September 30, 2014, our assets totaled $136.1 million, a decrease of $8.5 million, or 5.9%, from total assets of $144.6 million at December 31, 2013. The decrease in assets for the nine months ended September 30, 2014 was due mainly to a $7.1 million, or 6.2%, decrease in loans, net of unearned fees, reflecting weak loan demand in our market area, partially offset by a $93,000, or 2.3%, increase and cash and cash equivalents, as we had excess liquidity as a result of the reduction in loans.

Loans.   At September 30, 2014, residential mortgage loans totaled $87.7 million, or 80.9% of the total loan portfolio compared to $92.9 million, or 80.3% of the total loan portfolio at December 31, 2013. Residential mortgage loans decreased by $5.2 million, or 5.6%, during the nine months ended September 30, 2014 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $10.7 million and represented 9.7% of total loans at September 30, 2014, compared to $10.9 million, or 9.5% of total loans, at December 31, 2013. We currently do not offer non-residential real estate loans.

Construction and land loans totaled $4.9 million, and represented 5.0% of total loans, at September 30, 2014, compared to $6.2 million, or 5.3% of total loans, at December 31, 2013. At September 30, 2014, we had $1.0 million of construction loans, amounting to 20.4% of our construction and land loan portfolio, and $3.9 million of land loans, amounting to 79.6% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $5.1 million, and represented 4.7% of total loans, at September 30, 2014, compared to $5.7 million, or 4.9% of total loans, at December 31, 2013. The decrease in home equity lines of credit reflected weak loan demand in our market area.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $7,000 at September 30, 2014, representing less than .01% of the loan portfolio.

Securities.   At September 30, 2014, our securities held-to-maturity increased by $197,000, or 1.4%, from $14.2 million at December 31, 2013 to $14.4 million at September 30, 2014, as we invested cash flow resulting from loan repayments into securities. Securities held-to-maturity at September 30, 2014 consisted of bonds issued by Freddie Mac, Fannie Mae, Ginnie Mae and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac and Fannie Mae or guaranteed by Ginnie Mae. At September 30, 2014, we had $564,000 of securities available-for-sale at fair value, as compared to $488,000 at December 31, 2013. Securities available-for- sale at September 30, 2014 consisted of mortgage-backed securities issued by Freddie Mac or Fannie Mae or guaranteed by Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At September 30, 2014, we also held a $929,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At September 30, 2014, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents.   Ground rents, net amounted to $702,000 at September 30, 2014 compared to $717,000 at December 31, 2013.

Deposits.   Total deposits decreased by $7.1 million, or 6.6%, to $100.5 million at September 30, 2014 from $107.6 million at December 31, 2013. Balances in non-interest-bearing deposits increased by $87,000, or 11.0%, from $792,000 at December 31, 2013 to $879,000 at September 30, 2014. Interest-bearing deposits decreased by $7.2 million, or 6.8%, to $99.6 million at September 30, 2014 compared to $106.8 million at December 31, 2013.

Borrowings.   At September 30, 2014, we had $17.7 in borrowings from the Federal Home Loan Bank of Atlanta compared to $17.7 million in borrowings at December 31, 2013.

Equity.   Equity decreased by $1.2 million, or 6.2%, to $17.3 million at September 30, 2014 from $18.5 million at December 31, 2013 primarily as the result of net losses of $1.2 million for the nine months ended September 30, 2014.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

Overview.   We had net loss of $1.3 million for the three months ended September 30, 2014, as compared to net loss of $327,000 for the three months ended September 30, 2013. The increase in net loss between the periods were primarily due to a provision for loan loss of $821,000 and a deferred tax asset valuation allowance of $650,000 during the three months ended September 30, 2014, partially offset by a $306,000 reduction in provision for loss on other real estate owned.

Net Interest Income.   Net interest income decreased by $18,000, or 1.9%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2014. The decrease in net interest income was primarily attributable to a $11.7 million, or 8.4%, decrease in the average balance of interest-earning assets, offset by a 19 basis point increase in our interest rate spread from 2.61% for the three months ended September 30, 2013 to 2.80% for the three months ended September 30, 2014. The decrease in the average balance of interest-earning assets were due primarily to a $8.4 million, or 7.2%, decrease in the average balance of loans receivable, net of unearned fees, due to weak loan demand in our market area during the three months ended September 30, 2014. During the three months ended September 30, 2014, we also were able to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our other interest-earning assets.

Interest on investment securities held-to-maturity decreased by $5,000, or 4.4%, for the three months ended September 30, 2014 as compared to the comparable period in 2013, reflecting a $132,000 decrease in the average balance of investment securities held-to-maturity and an 11 basis point decrease in the average yield on investment securities held-to-maturity, reflecting declining market interest rates.

Interest on investment securities available-for-sale decreased by less than $1,000, or 5.9%, for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, reflecting a 45 basis point decrease in the average yield on investment securities available-for-sale and a $39,000, or 7.5%, increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $36,000, or 16.2%, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, due to a five basis point decrease in the average cost of certificates of deposit, reflecting declining market interest rates during the three months ended September 30, 2014, and a $9.0 million, or 12.6%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances increased by $2,000, or 1.6%, as a $2.0 million, or 12.7%, increase in the average balance of Federal Home Loan Bank of Atlanta advances more than offset a 33 basis point reduction in the average cost of Federal Home Loan Bank of Atlanta advances. In the second half of 2013, we began borrowing Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of reducing our cost of funds.

At September 30, 2014, we had $17.7 million in advances from the Federal Home Loan Bank of Atlanta, including $12.0 million that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. If we had repaid such advances in full at September 30, 2014, we would have incurred prepayment penalties totaling $871,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from averageinterest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balances and Yields
(in thousands)

	Three Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-earning assets:
Interest Bearing Deposits in Other Banks	$3,656	$9	0.97%	$6,836	$13	0.74%
Loans Receivable net	108,597	1,119	4.12	117,041	1,168	3.99
Investment securities available-for-sale - amortized cost	549	4	3.17	511	5	3.62
Investment securities held-to-maturity	14,462	114	3.15	14,594	119	3.26
Other interest-earning assets	929	9	3.72	894	3	2.05
Total interest-earning assets	128,193	1,255	3.92	139,876	1,308	3.74

Cash and due from banks	3,554			3,385
Allowance for credit losses	(1,671)			(1,578)
Other noninterest-earning assets	8,084			8,752

Total assets	$138,160			$150,435

Interest-bearing liabilities:
Certificates of Deposits	62,814	184	1.17	71,882	220	1.22
NOW and money markets	22,126	12	0.22	24,231	13	0.21
Savings	15,845	4	0.11	17,784	5	0.11
Federal Home Loan Bank advances	17,750	131	2.96	15,750	129	3.29
Total interest-bearing liabilities	118,535	331	1.12	129,647	367	1.13

Noninterest-bearing demand deposits	854			1,016
Other noninterest-bearing liabilities	587			577

Total liabilities	119,976			131,240
Total equity	18,184			19,195

Total liabilities and equity	$138,160			$150,435

Net interest income		$924			$941
Interest rate spread			2.80%			2.61%
Net interest margin			2.88%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			108.15%			107.89%

Provision for Loan Losses.   We had a provision for loan losses of $821,000 for the three months ended September 30, 2014, compared to a provision of $69,000 for the three months ended September 30, 2013. The 2014 provision for loan losses was principally the result of a $673,000 charge-off following the receipt of a new appraisal on multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay securing a $2.5 million land loan. In addition, we have four impaired loans that are scheduled for foreclosure in the quarter ending December 31, 2014. When an appraisal is done on a property that is being foreclosed on, the appraisal is usually done only on the exterior of the property. Prior experience has shown once the bank is in possession of the foreclosed property when inspecting the interior dwelling additional damage is usually found. Based on this finding the bank established at September 30, 2014 an unallocated reserve of $250,000. At September 30, 2014 and December 31, 2013, the allowance for loan losses were $1.8 million, or 1.6% of the total loan portfolio.

Non-accrual loans amounted to $4.1 million at September 30, 2014 and $7.5 million at December 31, 2013. Net loan charge-offs amounted to $672,000 during the three months ended September 30, 2014, compared to $25,000 during the three months ended September 30, 2013.

Non-interest Income.   Total non-interest income decreased by $2,000 from $31,000 for the three months ended September 30, 2013 to $29,000 for the three months ended September 30, 2014.

Non-interest Expenses.   Total non-interest expenses decreased by $316,000, or 22.5% for the three months ended September 30, 2013 compared to the three months ended September 30, 2014. The decrease primarily was attributable to a $307,000, or 73.9%, decrease in provision for loss on other real estate owned. During the three months ended September 30, 2013, we sold two properties, resulting in write-downs of $388,000 and $30,000. We recorded a provision for losses on other real estate owned of $108,000 in September 2014. The provision was the result of reducing the sales prices of properties below the fair value previously estimated.

Income Tax Expense (Benefit).   We had an income tax expense (benefit) of $303,000 and ($173,000) during the three months ended September 30, 2014 and 2013, respectively.

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax benefit of $954,000 and $799,000 for the respective three and nine month periods ended September 30, 2014. The estimated deferred tax asset for the net operating loss was estimated at approximately $650,000. As of September 30, 2014, we became in cumulative loss position for three consecutive years, and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize our net operating loss carryforwards. Management concluded that it is more likely than not we will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $650,000.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013

Overview.   We had net loss of $1.2 million for the nine months ended September 30, 2014, as compared to net loss of $287,000 for the nine months ended September 30, 2013. The increase in net loss between the periods was primarily due to provision for loan loss of $810,000 and a deferred tax asset valuation allowance of $650,000 established during the nine months ended September 30, 2014.

Net Interest Income.   Net interest income decreased by $90,000, or 3.1%, from $2.9 million for the nine months ended September 30, 2013 to $2.8 million for the nine months ended September 30, 2014. The decrease in net interest income was primarily attributable to a $9.1 million, or 6.5%, decrease in the average balance of interest-earning assets, partially offset by a 10 basis point increase in our interest rate spread from 2.69% for the nine months ended September 30, 2013 to 2.79% for the nine months ended September 30, 2014. The decrease in the average balance of interest-earning assets was due primarily to a $7.3 million, or 6.1%, decrease in the average balance of loans receivable, net of unearned fees, due to weak loan demand in our market area during the nine months ended September 30, 2014. During the nine months ended September 30, 2014, we also were able to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our other interest-earning assets.

Interest on investment securities held-to-maturity increased by $22,000, or 6.9%, for the nine months ended September 30, 2014 as compared to the comparable period in 2013, reflecting a $1.8 million increase in the average balance of investment securities held-to-maturity, as we invested the proceeds from loan payments into investment securities held-to-maturity. Offsetting these increases was a 20 basis point decrease in the average yield on investment securities held-to-maturity, reflecting declining market interest rates.

Interest on investment securities available-for-sale decreased by $2,000, or 10.1%, for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, reflecting a 32 basis point decrease in the average yield on investment securities available-for-sale and a $10,000, or 1.7%, decrease in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $142,000, or 19.8%, during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, due to an 11 basis point decrease in the average cost of certificates of deposit, reflecting declining market interest rates during the nine months ended September 30, 2014, and a $9.3 million, or 12.4%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances increased by $10,000, or 2.6%, as a $4.5 million, or 34.0% increase in the average balance of Federal Home Loan Bank of Atlanta advance more than offset a 90 basis point reduction in the average cost of Federal Home Loan Bank of Atlanta advances. In the second half of 2013, we began purchasing Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of reducing our cost of funds.

Average Balances and Yields.   The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using monthly balances, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balances and Yields
(in thousands)

	Nine Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-earning assets:
Interest Bearing Deposits in Other Banks	$4,230	$30	0.95%	$7,995	$43	0.72%
Loans Receivable net	111,185	3,431	4.11	118,466	3,694	4.16
Investment securities available-for-sale - amortized cost	545	14	3.46	555	16	3.78
Investment securities held-to-maturity	14,520	342	3.14	12,756	320	3.35
Other interest-earning assets	941	27	3.78	790	13	2.28
Total interest-earning assets	131,421	3,844	3.90	140,562	4,086	5.82

Cash and due from banks	3,667			2,931
Allowance for credit losses	(1,683)			(1,578)
Other noninterest-earning assets	8,188			9,475

Total assets	141,593			151,390

Interest-bearing liabilities:
Certificates of Deposits	65,833	574	1.16	75,178	716	1.27
NOW and money markets	22,037	35	0.21	23,893	44	0.24
Savings	16,133	13	0.10	18,215	24	0.17
Federal Home Loan Bank advances	17,750	390	2.93	13,250	381	3.83
Total interest-bearing liabilities	121,753	1,012	1.11	130,536	1,165	1.19

Noninterest-bearing demand deposits	795			919
Other noninterest-bearing liabilities	600			572

Total liabilities	123,148			132,027
Total equity	18,445			19,363

Total liabilities and equity	$141,593			$151,390

Net interest income		$2,832			$2,921
Interest rate spread			2.79%			2.69%
Net interest margin			2.87%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			107.94%			107.68%

Provision for Loan Losses.   We had a provision for loan losses of $810,000 for the nine months ended September 30, 2014, compared to a provision of $73,000 for the nine months ended September 30, 2013.

Non-accrual loans amounted to $4.1 million at September 30, 2014 and $7.5 million at December 31, 2013. Net loan charge-offs amounted to $829,000 during the nine months ended September 30, 2014, compared to $79,000 during the nine months ended September 30, 2013.

Non-interest Income.   Total non-interest income increased by $61,000, or 35.9%, from $172,000 for the nine months ended September 30, 2013 to $233,000 for the nine months ended September 30, 2014. The increase in total non-interest income primarily was due to a $116,000 increase in gain on sale of real estate held for sale. This increase was offset, in part, by a $46,000, or 93.2%, decrease in increase in cash surrender value of life insurance due to the redemption of a policy following the death of a director emeritus.

Non-interest Expenses.   Total non-interest expenses decreased by $400,000, or 11.6% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2014. The decrease primarily was attributable to a $307,000, or 73.9%, decrease in the provision for losses on other real estate owned. During the nine months ended September 30, 2013, we sold two other real estate owned properties, resulting in write-downs of $388,000 and $30,000. We recorded a provision for losses on other real estate owned of $108,000 in September 2014. The provision was the result of reducing the sales prices of properties below the fair value previously estimated.

Income Tax Expense (Benefit).   We had an income tax expense (benefit) of $363,000 and ($147,000) during the nine months ended September 30, 2014 and 2013, respectively. The increased income tax expense reflected the establishment during the nine months ended September 30, 2014, of a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $650,000.

Analysis of Non-performing Assets

The following table provides information with respect to our non-performing assets at the dates indicated.

	At September 30,	At December 31,
(Dollars in thousands)	2014	2013
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,898	$3,042
Non-residential	1,384	1,635
Construction and land	826	2,807
Total	4,108	7,484
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	59	58
Total	59	58
Total of non-performing loans and accruing loans 90 days or more past due	4,167	7,542
Assets acquired through foreclosure	410	452
Ground rents	143	131
Total non-performing assets	4,720	8,125
Troubled debt restructurings accruing	5,122	2,441
Troubled debt restructurings and total non-performing assets	$9,842	$10,566
Total of non-performing loans and accruing loans past due 90 days or more to total loans	3.84%	6.52%
Total non-performing loans to total assets	3.02	5.18
Total non-performing assets to total assets	3.47	5.62
Total non-performing loans and accruing troubled debt restructurings to total assets	6.78	6.86
Total non-performing assets and accruing troubled debt restructurings to total assets	7.23	7.31

At September 30, 2014, non-accrual loans consisted of 21 residential mortgage loans totaling $1.8 million, two non-residential loans totaling $1.4 million, three construction and land loans totaling $826,000 and three home equity lines of credit totaling $138,000. The decrease in non-performing loans at September 30, 2014 as compared to December 31, 2013 is primarily the result of two land loans returning to accrual status during the nine months ended September 30, 2014. At September 30, 2014, we had $59,000 of accruing loans 90 or more delinquent, which consisted of two residential mortgage loans. At December 31, 2013, we have $58,000 of accruing loans 90 or more delinquent, which consisted of one residential mortgage loan.

At September 30, 2014, our largest non-performing loan relationships consisted of the following:

•	A $1.1 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at September 30, 2014 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $63,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at September 30, 2014, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•	A relationship consisting of seven residential mortgage loans totaling $923,000 secured by six single-family investment properties located in Baltimore City. We commenced foreclosure proceedings on two of these loans totaling $225,000, and, as a result of the foreclosure auction, the property securing the loans is under contract for sale. If the sale is completed, we expect to recover substantially all of the outstanding loan balances on those two loans. The borrower has brought the remaining five loans, totaling $698,000 at September 30, 2014, current, and we have assignments of rent that generally are sufficient to keep the loans current on an ongoing basis.

•	Two loans totaling $698,000 secured by a strip shopping center and an adjacent building in Carroll County, Maryland. We have instituted foreclosure proceedings and expect the sale to settle in the first quarter of 2015. The recorded value as of September 30, 2014 is equal to the expected proceeds from settlement.

At September 30, 2014, our largest accruing troubled debt restructured loan was a $2.5 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at September 30, 2014. At September 30, 2014, the borrower had a second loan with an outstanding balance of $55,000 secured by the same property. The borrower is seeking to sell the property securing these loans. During the third quarter of 2014, Madison Bank of Maryland received an updated appraisal indicating an impairment of $634,000 and accordingly, the impairment loss was charged off.

At September 30, 2014, accruing troubled debt restructurings also included two loans secured by residential property in Queen Anne’s County, Maryland. One loan was a $607,000 loan secured by a first mortgage, and the second loan was a home equity line of credit with an outstanding balance of $752,000 secured by a second mortgage on the property. We agreed to restructure the first mortgage loan and defer outstanding amounts. The borrower was in compliance with the terms of both loans at September 30, 2014, and the loans were accruing at that date. The property is listed for sale.

At September 30, 2014, we had $410,000 of other real estate owned, consisting of three one-to four family residential properties located in Baltimore City and Harford County and six lots located in Baltimore and Harford Counties.

Analysis of Loan Loss Experience

The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance at beginning of period	$1,790	$1,624	$1,623	$1,574
Charge-offs:
Residential, home equity lines of credit and consumer	(70)	(46)	(1)	(26)
Non-residential	(39)	—	(39)	—
Construction and land loans	(722)	(34)	(634)	—
Total charge-offs	(831)	(80)	(674)	(26)
Recoveries	2	1	1	1
Net charge-offs	(829)	(79)	(673)	(25)
Provision for loan losses	810	73	821	69
Allowance at end of period	$1,771	$1,618	$1,771	$1,618
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	19.19%	15.19%	19.19%	15.19%
Allowance for loan losses to total loans at end of period	1.63%	1.37%	1.63%	1.37%
Net charge-offs to average loans outstanding during the period	.75%	.07%	.62%	.02%

Liquidity Management

Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $4.1 million. Securities classified as available-for-sale, amounting to $564,000 at September 30, 2014, provide an additional source of liquidity. In addition, at September 30, 2014, we had the ability to borrow a total of approximately $28.2 million from the Federal Home Loan Bank of Atlanta. At September 30, 2014, we had $17.8 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank. No amounts were outstanding under such line of credit at September 30, 2014.

At September 30, 2014, we had no loan commitments to extend credit outstanding. Certificates of deposit due by December 31, 2014 totaled $10 million, or 16.1% of total certificates of deposit. Certificates of deposits due December 31, 2015 totaled $26 million, or 42.5% of total certificates of deposit. Due to the prolonged low interest rate environment and the expectation that rates will be increasing, a greater number of depositors have shifted into the 12 month certificates of deposit. If the maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. Our primary financing activity is activity in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering will, initially, have an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of the Comptroller of the Currency regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.

For the nine months ended September 30, 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

Item 4. Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” in prospectus included in the Company’s Registration Statement on Form S-1, as amended and declared effective on November 12, 2014 (File No. 333-198700) (the “Form S-1”). As of September 30, 2014, the risk factors of the Company have not changed materially from those disclosed in the Form S-1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1), as amended (File No. 333-198700.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated: December 29, 2014	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated: December 29, 2014	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)