Form 10-K
period 2014-12-31
MB Bancorp Inc
filed 2015-03-31
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2014
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________
Commission file number: 000-55341
MB BANCORP, INC.
(Exact name of registrant as specified in its charter)
Maryland	47-1696350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Rock Spring Road, Forest Hill, Maryland	21050
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number, including area code: (410) 420-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2014 was $-0-.
As of March 31, 2015, the registrant had 2,116,000 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2015 annual meeting of stockholders (Part III).

i

Forward-Looking Statements
When used in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
PART I
Item 1.      Business
General
MB Bancorp, Inc.   MB Bancorp (the “Company”) was incorporated in August 2014 to be the holding company for Madison Bank of Maryland (the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On December 29, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 2,116,000 shares of its common stock at a price of  $10.00 per share, through which the Company received net offering proceeds of  $20,165,000. The Company’s principal business activity is the ownership of the outstanding shares of the common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement entered into with the Bank.
Madison Bank of Maryland.   Madison Bank of Maryland is the product of the merger of three institutions, The Back & Middle River Building and Loan Association, Inc. (founded in 1912), Madison & Bradford Federal Savings & Loan Association (founded in 1904) and Bohemian American Federal Savings & Loan Association (founded in 1899). In 2002, Bohemian American merged with Madison & Bradford, at which time we changed our name to Madison Bradford/Bohemian American Savings Bank, and in 2004 we shortened our name to Madison Bohemian Savings Bank. In 2006, Back & Middle River merged into Madison Bohemian. In 2009, we adopted our current name, Madison Bank of Maryland.
Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2014, we had total assets of  $150.7 million, total deposits of  $98.5 million and total equity of  $35.8 million.
Our executive offices are located at 1920 Rock Spring Road, Forest Hill, Maryland and its telephone number is (410) 420-9600.

Available Information
The Bank maintains an internet website at http://www.mbofmd.com. The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed with the Securities and Exchange Commission (“SEC”) as well as other information related to the Company. SEC reports are available on this site as soon as reasonably practicable after electronically filed. The SEC’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.
Market Area
We are headquartered in Forest Hill, Maryland. In the past, we maintained offices in Baltimore City and eastern Baltimore County to serve customers in those markets and occasionally made loans secured by real estate located in nearby counties but outside the markets served by our branches. However, during the past two years we closed our branch in Baltimore City and our two branches in eastern Baltimore County. A branch in Perry Hall (Baltimore County) was opened in 2012 to service the customers of the closed branches. We consider our deposit and lending market to consist of Baltimore and Harford counties in Maryland. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, state and local government, health care facilities and finance related employment. Select employers in Baltimore County include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin, while Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity in Harford County.
Demographic and economic growth trends provide key insight into the health of our market area. Baltimore and Harford counties recorded similar population growth from 2010 to 2014 (.6% annually), which was slightly slower than the Maryland and national growth rates of  .8% and .7%, respectively. Baltimore County and Harford County reported higher median household and per capita incomes in relation to national averages. Compared to the State of Maryland, Harford County reported higher income levels, while Baltimore County reported lower income levels. Median household income for 2014 was $65,574 for Baltimore County and $83,169 for Harford County, compared to $73,169 for Maryland and $51,579 for the United States as a whole. Per capita incomes for 2014 for Baltimore and Harford counties were $34,507 and $37,842, compared to $37,320 and $27,721 for Maryland and the United States, respectively.
The unemployment rates for Maryland and the Baltimore metropolitan statistical area were 5.5% and 5.4%, respectively, in December 2014 (down from 6.5% and 6.9%, respectively, as of July 2014), above the declining national unemployment rate of 6.2%. Over the past several years, the unemployment rates for Maryland, the Baltimore metropolitan statistical area and Baltimore County have remained more stable than that of the United States with the highest level of unemployment reported in Baltimore County at 7.2% in 2012 as compared to the highest national unemployment rate of 8.5% in 2011. While much improved in 2014 but higher than the national unemployment rate, Harford County exhibited unemployment data worse than the state and national averages through December 2013, with rates varying from 9.8% in December 2012 to 8.5% in December 2013 and, as of December 2014 are more reflective of state and national averages at 6.5%. The demographic information is based on information provided by SNL Financial, LC.
Competition
We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many financial institutions operating in our primary market area and from other financial service companies such as securities brokerage firms, credit unions and insurance companies. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities. In addition, banks owned by large national and regional holding companies and other community-based banks also operate in our primary market area. Most of these institutions are larger than us and, therefore, may have greater resources.
Our competition for loans comes primarily from financial institutions, including credit unions, in our primary market area and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet, and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Changes in federal law now permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry. Competition for deposits and the origination of loans could limit our growth in the future.
Lending Activities
General.   The largest segment of our loan portfolio is real estate mortgage loans, consisting primarily of residential mortgage loans, and, to a lesser extent, non-residential real estate loans, construction and land loans and home equity lines of credit. The only consumer loans we offer are loans to depositors secured by savings accounts, and we currently do not offer commercial loans; the commercial real estate loans currently in our portfolio were originated years ago. We are a portfolio lender and retain in our portfolio substantially all loans we originate.
The following is a description of the loans we offer and our lending policies. On occasion, as described below, we may choose to originate a loan that does not fully conform to our loan policies. However, such exceptions are extremely rare and the amounts involved are immaterial. Any exceptions to our loan policies must be approved by the individuals or committee having authority to approve a comparable loan that conformed fully to our lending policies. For information regarding loan approval procedures and authority, see “— Loan Underwriting — Loan Approval Procedures and Authority.”
Residential Mortgage Loans.   At December 31, 2014, we had $85.4 million in residential mortgage loans, which represented 81.6% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes, most of which are located in our primary market area. Included in residential mortgage loans are loans secured by one- to four-family properties, which totaled $83.3 million at December 31, 2014, and loans secured by multi-family properties, which totaled $2.1 million at December 31, 2014. Of our residential mortgage loans, at December 31, 2014, $76.3 million, or 89.4% of residential mortgage loans, were secured by owner-occupied residences, $6.0 million, or 7.0% of residential mortgage loans, were secured by investor-owned properties, $2.1 million, or 2.5% of residential mortgage loans, were secured by multi-family properties and $851,000, or 1.0% of residential mortgage loans, were second mortgage loans.
We offer fixed-rate residential mortgage loans with terms of up to 30 years, although we prefer to originate residential mortgage loans with terms of 15 years or less. We offer conventional mortgage loans, which are loans of  $417,000 or less, as well as jumbo mortgage loans, which are loans that exceed that amount. Although we have not sold residential mortgage loans in recent years, we generally originate residential mortgage loans in conformance with secondary market guidelines. We currently do not offer adjustable-rate loans, although we may decide to do so in the future. Currently we do not offer loans insured by the Federal Housing Administration or guaranteed by the U.S. Department of Veterans Affairs. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.
While residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans on a regular basis. We do not offer residential mortgage loans with negative amortization, and we generally do not make interest only residential mortgage loans, although we have, on limited occasions, made interest only loans where there were exceptional income or credit characteristics associated with the loan.
We make owner occupied residential real estate loans with loan-to-value ratios of up to 95%. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. In addition, non-owner occupied residential real estate loan-to-value ratios may not exceed 70%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in special flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans.
Included in residential mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Second mortgage loans totaled $851,000 at December 31, 2014 and represented 1.0% of residential mortgage loans at such date.
Non-residential Real Estate Loans.   We currently do not offer loans secured by non-residential real estate, but we have done so in the past and, as of December 31, 2014, we had $9.2 million of non-residential real estate loans in our portfolio. The non-residential real estate securing these loans generally consists of churches, strip shopping centers, small office buildings and marinas.
As of December 31, 2014, our largest non-residential real estate loan had an outstanding balance of $1.5 million and was secured by a church in Baltimore County. This loan was performing in accordance with its terms at December 31, 2014.
Construction and Land Loans.   At December 31, 2014, we had $4.9 million of construction and land loans, which represented 4.6% of our total loan portfolio. At December 31, 2014, construction and land loans consisted of  $1.0 million of construction loans, amounting to 20.6% of our construction and land loan portfolio, and $3.9 million of land loans, amounting to 79.4% of our construction and land loan portfolio.
We originate loans for the construction of one- to four-family homes. We originate fixed-rate loans to individuals to finance the construction of residential dwellings. Our construction loans generally provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on the lesser of the appraised value as if complete or the sum of all costs to the borrower including the cost of the land and construction costs. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser, and we may require a feasibility study to ensure that the lot is buildable. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences. We offer land loans at a fixed-rate for a term of 20 years but are callable after five years. We limit the loan-to-value ratio to a maximum of 65%.
At December 31, 2014, our largest construction and land loan relationship was a $1.9 million land loan secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. This loan was performing according to its restructured terms at December 31, 2014 although we have experienced delinquencies on this loan in the past. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Analysis of Non-performing and Classified Assets.”
Home Equity Lines of Credit.   We offer home equity lines of credit in amounts of up to $100,000, although on occasion, in the past, we have approved home equity lines of credit in excess of this amount. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal and terms of up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Our home equity lines of credit are not necessarily secured by residential real estate on which we also maintain the first mortgage. At December 31, 2014, home equity lines of credit totaled $5.1 million, or 4.9% of our total loan portfolio.
At December 31, 2014, our largest outstanding balance on a home equity line of credit was $751,000, and the line of credit was secured by residential property in Queen Anne’s County, Maryland. The loan is part of a larger lending relationship of  $1.4 million, which includes a residential real estate loan secured by a first mortgage on the property of  $607,000. We restructured the first mortgage loan to defer the payment of interest and late charges. As a result of the restructuring of the first mortgage loan, both loans are considered troubled debt restructurings. Both loans were performing in accordance with their terms, or restructured terms in the case of the first mortgage loan, at December 31, 2014.
Consumer Loans.   The only consumer loans we offer are loans to depositors, secured by savings. At December 31, 2014, consumer loans totaled $5,000, or less than .01% of our total loan portfolio.
Loan Underwriting
Construction and Land Loans.   Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance draw funds beyond the amount originally scheduled to permit completion of the building. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a building having a value which is insufficient to assure full repayment if liquidation is required. If we are forced to foreclose on a building before or at completion due to a default, we may be unable to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. We also disburse funds on a percentage-of-completion basis following an inspection by a third party inspector or qualified bank personnel.
Home Equity Loans and Lines of Credit.   In the case of home equity loans and lines of credit, real estate values may be reduced to a level that is insufficient to cover the outstanding loan balance after accounting for the first mortgage loan balance. Loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Approval Procedures and Authority.   Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our board of directors and management. Loans of up to $400,000 must be approved by any two members of our Loan Committee, which consists of our Chief Executive Officer, our Senior Executive Vice President and three Vice Presidents. Our Executive Committee, which consists of our Chief Executive Officer, our Senior Executive Vice President, our Chief Financial Officer, our Senior Vice President and one independent director, has authority to approve loans in amounts over $400,000 and up to $600,000. All loans in excess of  $600,000 must be approved by the majority of the board of directors prior to a commitment being made.
Loans to One Borrower.   The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2014, our regulatory limit on loans-to-one-borrower was $4.1 million. Notwithstanding our regulatory loans-to-one-borrower limitation, our policy is to limit our loans to one borrower to no more than $1.5 million. At December 31, 2014, our largest lending relationship was six loans totaling $2.4 million. These loans are performing at December 31, 2014. There are two properties in Baltimore City, secured by a four story investment building and residential apartments. There are two properties in Baltimore County secured by a marina and a personal residence. The personal residence is a participation with another financial institution. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Classified Assets.”
Loan Commitments.   We issue commitments for residential mortgages conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 14 to notes to consolidated financial statements.
Investment Activities
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments,

mortgage-backed securities and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Atlanta, we also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock.
At December 31, 2014, our investment securities for the Bank included securities available-for-sale and securities held-to-maturity. Securities available-for-sale consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Securities held-to-maturity consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. In addition to our investment portfolio, at December 31, 2014, we maintained a $929,000 investment, at cost, in Federal Home Loan Bank of Atlanta common stock.
Our primary investment objectives are: (i) to provide and maintain liquidity; (ii) to fully employ the available funds of the Company and the Bank; (iii) to earn an average rate of return on invested funds competitive with comparable institutions; (iv) to manage interest rate risk; and (v) to limit risk. Our board of directors has the overall responsibility for the investment portfolio, including approval of the investment policy. Our Chief Executive Officer and Chief Financial Officer are responsible for the implementation of our policy and monitoring our investment performance. Our board of directors reviews the status of our investment portfolio on a monthly basis.
Deposit Activities and Other Sources of Funds
General.   Deposits, borrowings and loan repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.
Deposit Accounts.   Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. We also utilize QwickRate, a direct deposit listing service and our own internet website to generate deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.
Borrowings.   We had $15.8 million in borrowings at December 31, 2014, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We had unused borrowing capacity of approximately $40.0 million with the Federal Home Loan Bank of Atlanta as of December 31, 2014. In addition, we maintain a $2.5 million line of credit with another bank and access to Federal Reserve Bank Discount Window; no amounts were outstanding under the lines of credit at December 31, 2014.
Personnel
As of December 31, 2014, we had 36 full-time employees and 2 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries
Madison Bank of Maryland has two subsidiaries, both of which are wholly owned subsidiaries. 1920 Rock Spring Road, LLC was formed in 1998 to own and hold real estate. At December 31, 2014, its primary asset was the real estate where Madison Bank of Maryland’s headquarters is located. Mutual, LLC was formed in 2011 to hold other real estate owned. At December 31, 2014, Mutual, LLC owned five properties with a book value of  $289,000.
Regulation and Supervision
General
Madison Bank of Maryland, as a federal savings bank, is subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as its primary federal regulator, and by the Federal Deposit Insurance Corporation as the insurer of its deposits. Its deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Madison Bank of Maryland must file reports with the Office of the Comptroller of the Currency concerning its activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency to evaluate Madison Bank of Maryland’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of an adequate allowance for loan losses for regulatory purposes.
As a savings and loan holding company, MB Bancorp will be subject to examination and supervision by, and be required to file certain reports with the Federal Reserve Board.
The Dodd-Frank Act made extensive changes to the regulation of Madison Bank of Maryland and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks such as Madison Bank of Maryland was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Madison Bank of Maryland, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.
Certain of the regulatory requirements that are or will be applicable to Madison Bank of Maryland and MB Bancorp are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Madison Bank of Maryland and MB Bancorp.
Federal Banking Regulation
Business Activities.   The activities of federal savings banks, such as Madison Bank of Maryland, are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings banks may engage. In particular, certain lending authority for federal savings banks, (e.g., commercial, nonresidential real property loans and consumer loans), is limited to a specified percentage of the institution’s capital or assets.
Capital Requirements.   The applicable capital regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system)

and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk- based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.
The risk-based capital standard for federal savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity investments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet activities, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 (core) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital (Tier 2 capital) include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.
The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular risks or circumstances.
Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.
The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to MB Bancorp and Madison Bank of Maryland are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of  $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at .625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
Prompt Corrective Regulatory Action.   Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
Insurance of Deposit Accounts.   Madison Bank of Maryland’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.
The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.
The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Madison Bank of Maryland. Management cannot predict what insurance assessment rates will be in the future.
Loans to One Borrower.   Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2014, our regulatory loans to one borrower limitation was $4.1 million. Notwithstanding this regulatory limitation, our policy is not to make loans to one borrower in excess of  $1.5 million.
Qualified Thrift Lender Test.   Federal law requires savings banks to meet a qualified thrift lender test. Under the test, a savings bank is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities but also including education, credit card and small business loans) in at least nine months out of each 12-month period.
A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2014, Madison Bank of Maryland maintained 85.5% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
Limitation on Capital Distributions.   Federal regulations impose limitations upon all capital distributions by a savings bank, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide 30 days prior written notice to, and receive the non-objection of, the Federal Reserve Board of the capital distribution if, like Madison Bank of Maryland, it is a subsidiary of a holding company, as well as an informational notice filing to the Office of the Comptroller of the Currency. If Madison Bank of Maryland’s capital ever fell below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the Office of the Comptroller of the Currency determines that such distribution would constitute an unsafe or unsound practice.
Community Reinvestment Act.   All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, is not being transferred to the Consumer Financial Protection Bureau. Madison Bank of Maryland received an “Outstanding” Community Reinvestment Act rating in its most recently completed examination.
Transactions with Related Parties.   Federal law limits Madison Bank of Maryland’s authority to engage in transactions with “affiliates” (e.g., any entity that controls or is under common control with Madison Bank of Maryland, including MB Bancorp and its other subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings bank. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings bank’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings banks are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings bank may purchase the securities of any affiliate other than a subsidiary.
The Sarbanes-Oxley Act of 2002 generally prohibits loans by MB Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Madison Bank of Maryland’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such person’s control is limited. The laws limit both the individual and aggregate amount of loans that Madison Bank of Maryland may make to insiders based, in part, on Madison Bank of Maryland’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
Enforcement.   The Office of the Comptroller of the Currency currently has primary enforcement responsibility over savings banks and has authority to bring actions against the institution and all institution-affiliated parties, including directors, officers, shareholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful actions likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to

$25,000 per day, or even $1.0 million per day in especially egregious cases. The Federal Deposit Insurance Corporation has the authority to recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings bank. If action is not taken by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.
Federal Home Loan Bank System.   Madison Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Bank of Maryland, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Madison Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2014 of  $929,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; and a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
Other Regulations
Madison Bank of Maryland’s operations are also subject to federal laws applicable to credit transactions, such as, but not limited to, the:
•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Madison Bank of Maryland also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings banks operating in the

United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and
•
The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash purchases of negotiable instruments exceeding a daily amount of  $10,000 or more and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

Holding Company Regulation
General.   As a savings and loan holding company, MB Bancorp will be subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Madison Bank of Maryland.
Pursuant to federal law and regulations and policy, a savings and loan holding company such as MB Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, and certain other activities that have been authorized for savings and loan holding companies by regulation.
Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings bank, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings bank. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings banks, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings banks in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings bank in another state if the laws of the state of the target savings bank specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.
Capital Requirements.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including MB Bancorp. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements.”
Source of Strength.   The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations implementing the “source of strength” policy requiring that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends and Stock Repurchases.   The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies and savings and loan holding companies and which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”
Federal Reserve Board policy also provides that a holding company should inform the Federal Reserve Board supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, as of the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.
Acquisition of MB Bancorp.   Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company or savings bank. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. A change in control definitely occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.
Emerging Growth Company Status
The JOBS Act, which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” MB Bancorp, Inc. qualifies as an emerging growth company under the JOBS Act.
An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, MB Bancorp, Inc. will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. We have irrevocably elected not to adopt new or revised accounting standards on a delayed basis, and will be required to adopt new or revised accounting standards in the same manner as other public companies that are not emerging growth companies.
A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of  $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).
Federal Income Taxation
General.   We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2014 calendar year, Madison Bank of Maryland’s maximum statutory federal income tax rate was 34%.
MB Bancorp and Madison Bank of Maryland have entered into a tax allocation agreement. Because MB Bancorp owns 100% of the issued and outstanding capital stock of Madison Bank of Maryland after the completion of the conversion, MB Bancorp and Madison Bank of Maryland are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group MB Bancorp will be the common parent corporation. As a result of this affiliation, Madison Bank of Maryland may be included in the filing of a consolidated federal income tax return with MB Bancorp and, if a decision to file a consolidated tax return is made, the parties agree to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.
Bad Debt Reserves.   For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.
Distributions.   If Madison Bank of Maryland makes “non-dividend distributions” to MB Bancorp, the distributions will be considered to have been made from Madison Bank of Maryland’s unrecaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Madison Bank of Maryland’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Madison Bank of Maryland’s taxable income. Non-dividend distributions include distributions in excess of Madison Bank of Maryland’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Madison Bank of Maryland’s current or accumulated earnings and profits will not be included in Madison Bank of Maryland’s taxable income.
The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Madison Bank of Maryland makes a non-dividend distribution to MB Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. Madison Bank of Maryland does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
State Taxation
The state of Maryland imposes an income tax of approximately 8.25% on income measured substantially the same as federally taxable income. The State of Maryland currently assesses a personal property tax for December 2000 and forward.

Executive Officers Who Are Not Directors
The executive officers of MB Bancorp and Madison Bank of Maryland are elected annually by the board of directors and serve at the board’s discretion. The executive officers of MB Bancorp and Madison Bank of Maryland who are not directors are:
Name	Position
Lisa M. McGuire-Dick	Senior Vice President of MB Bancorp and Madison Bank of Maryland
Robin L. Taylor	Vice President and Chief Financial Officer of MB Bancorp and Madison Bank of Maryland
Below is information regarding our other executive officers who are not directors. Each individual has held her current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2014.
Lisa M. McGuire-Dick has been with Madison Bank of Maryland since October 2004 serving as Vice President until March 2014 when she was named Senior Vice President. She is responsible for our Human Resources department. Age 50.
Robin L. Taylor has been with Madison Bank of Maryland since January 2003, serving as Controller until July 2014 when she was named Vice President and Chief Financial Officer. Age 54.
Item 1A.    Risk Factors
If our non-performing assets increase, or do not decrease, our earnings will continue to be adversely affected.
At December 31, 2014, our non-performing assets, which consist of non-accruing loans past due 90 days or more, ground rents that are delinquent three or more years, and other real estate owned, and accruing troubled debt restructurings were $8.5 million, or 5.66% of total assets. Our non-performing assets adversely affect our net income in various ways:
•
we record interest income only on a cash basis for non-accrual loans and we do not record interest income for other real estate owned;

•
we must provide for probable loan losses through a current period provision for loan losses which is a charge to income;

•
non-interest expense increases when we write down the value of properties in our other real estate owned portfolio to reflect changing market values;

•
there are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance fees related to our other real estate owned; and

•
the resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans or if we are unable to successfully manage our non-performing assets, our net income could decrease or we could experience losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.
We have had losses in recent periods. If we cannot increase our income to competitive levels, our stock price may be adversely affected.
We have had losses in recent periods, including net losses of  $1.2 million and $926,000 in the years ended December 31, 2014 and 2013, respectively. Our return on average assets was (.83) % and (.62) % for the years ended December 31, 2014 and 2013, respectively, and our return on average equity was (5.97)% and (4.81) % for the years ended December 31, 2014 and 2013, respectively.

Our recent losses were due primarily to charge-offs, losses on sales of other real estate owned, valuation write downs of other real estate owned and collection and other expenses related to non-performing assets. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our strategic plan. In addition, the conversion will have a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the possible implementation of one or more stock-based benefit plans after the completion of the conversion. Accordingly, even if we successfully implement our strategic plan, our strategic initiatives may not succeed in generating or increasing income.
If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price. For a detailed description of our strategic initiatives to improve earnings, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Strategy.”
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2014, $85.4 million, or 81.6% of our total loan portfolio, was secured by residential real estate. Residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Based on data provided by the Maryland Association of Realtors, for December 31, 2014, 2013 and 2012, average residential real estate prices were $229,950, $227,800 and $233,375, respectively, in Baltimore County, and $209,950, $208,950 and $204,500, respectively, in Harford County. The decline in residential real estate values as a result of the downturn in the housing market in our market area has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans as reflected in our recent charge-off experience on these loans. Fluctuations in value and levels of bank-owned sales may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. On limited occasions, we originate “jumbo” loans, which are residential mortgage loans in amounts exceeding $417,000, which, due to the size of such loans, may expose us to additional credit risks. Moreover, we are a portfolio lender; accordingly, we expect to be exposed to the credit risk for longer periods of time, including in some cases for the entire term of the loan.
Residential loans with higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, they may be unable to repay their loans in full from the sale proceeds. Further, a significant amount of our home equity loans and lines of credit are second mortgage loans, and we may not hold the first mortgage in all cases. In the case of home equity loans and lines of credit, we may not be successful in recovering all or a portion of our loan proceeds in the event of default unless the value of the collateral is sufficient to cover the first and second mortgage and the costs associated with a foreclosure are justified by the value of the property.
If our allowance for loan losses is not sufficient to cover actual loan losses, we may be required to make additional provisions for loan losses, which would cause our earnings to decrease.
We recorded a provision for loan losses of  $810,000 and $884,000 for the years ended December 31, 2014 and 2013, respectively that were charged against income for those periods. We incurred net charge-offs of  $869,000 and $718,000, respectively, during the same periods. While our allowance for loan losses was 21.60% of non-performing loans and 1.66% of total loans at December 31, 2014, we may be required to make additional material additions to our allowance for loan losses that would materially decrease our net income.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers, our borrowers’ cash flow and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additional provisions charged against income to increase our allowance. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. We have also determined to have an independent firm review our loan portfolio and reserve methodology on an annual basis to provide recommendations to management.
Lending money is a substantial part of our business and each loan carries a certain risk that it may not be repaid in accordance with its terms, or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things, cash flow of the borrower and/or the project being financed, the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan, the duration of the loan, the character and creditworthiness of a particular borrower, and changes in economic and industry conditions.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. If charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our foreclosed real estate is not properly valued or if our reserves are insufficient, our earnings could be reduced.
We obtain appraisals when a loan has been foreclosed and the property taken in as foreclosed real estate, and write down the foreclosed real estate to the amount of the appraisal. We also obtain appraisals at certain other times during the holding period of the asset. Our net book value in the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.
We may not be able to increase our profitability by implementing our business strategies.
Our ability to operate profitably depends upon a number of factors, including our ability to improve asset quality, reduce funding costs, control expenses and generate income, as well as general economic conditions, competition with other financial institutions, changes to the interest rate environment that may reduce our profit margins or impair our business strategy, adverse changes in the securities markets, changes in laws or government regulations, changes in consumer spending, borrowing, or saving, changes in accounting policies and other risks and uncertainties described in this “Risk Factors” section. While we believe we have the management resources and internal systems in place to successfully manage our business, we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy. Our strategic plan, even if successfully implemented, may not ultimately produce positive results.
Our strategies to modify our interest rate risk profile may be difficult to implement.
Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity. One such strategy is to manage our liabilities to moderate our interest rate risk sensitivity. Customer demand is primarily for short-term maturity certificates of deposit. Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution. We have utilized Federal Home Loan Bank advances to mitigate the impact of customer demand by lengthening the maturities of our liabilities; however, these advances carry higher rates of interest than our cost of deposits, adversely affecting our net interest income.
Federal Home Loan Bank advances are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management. If we are unable to originate short-term or adjustable-rate loans at favorable rates or fund loan originations or securities purchases with long-term advances, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.
We have medium-term advances from the Federal Home Loan Bank of Atlanta that carry high interest rates that increase our cost of funds.
At December 31, 2014, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07%. If we had repaid such advances in full at December 31, 2014, we would have incurred prepayment penalties totaling $805,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.
If we are unable to improve our asset quality and earnings, we may be subject to regulatory actions that could limit our business or operations.
We have had high levels of non-performing assets and low earnings relative to our peer institutions during 2013 and 2014. If we fail to improve asset quality and earnings, our regulators could subject us to a formal written agreement or cease and desist order, restrict Madison Bank of Maryland’s or MB Bancorp’s ability to pay dividends, restrict Madison Bank of Maryland’s or MB Bancorp’s growth or ability to engage in certain types of lending, require Madison Bank of Maryland or MB Bancorp to take remedial actions with respect to any capital deficiency, require Madison Bank of Maryland or MB Bancorp to submit a capital plan for approval, or take other adverse regulatory actions, any one of which would negatively impact our stock price.
Adverse conditions in the local economy or real estate market could hurt our profits.
Our success depends to a large degree on the general economic conditions in our market area of Baltimore and Harford counties in Maryland. During the recent recession, our market had a significant downturn in which we experienced falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Notwithstanding the stabilization in the national and Maryland economies that has occurred in 2013 and 2014, the Baltimore County and Harford County real estate markets have not fully recovered from their recent lows and remain weak. At December 31, 2014, most of our loan portfolio consisted of loans secured by real estate in our market area. The vast majority of our loans are secured by real estate in our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.
Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Continued adverse conditions in our local economy may limit funds available for deposit and may negatively affect demand for loans, both of which could have an impact on our profitability.
A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets, accruing loans past due 90 days or more and troubled debt restructurings increased to a high of  $13.2 million at December 31, 2012. Since that time, the amount of non-performing assets and troubled debt restructurings declined to $10.6 million at December 31, 2013 and to $8.5 million at December 31, 2014. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.
A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.
Changing interest rates may decrease our earnings and asset values.
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates — up or down — could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. Historically we have been a portfolio lender emphasizing the origination of residential mortgage loans, which we fund with deposits, a significant portion of which are certificates of deposit. In recent years, as market interest rates have declined, our borrowers have sought out longer duration residential mortgage loans, while our depositors have sought out shorter term deposits. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. Additionally, increases in interest rates may decrease loan demand. Conversely, a reduction in interest rates can result in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. For further discussion of how changes in interest rates could impact us, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management.”
Historically low interest rates may adversely affect our net interest income and profitability.
In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at historically low levels. Our ability to lower our interest expense at current interest rate levels is limited while our average asset yield may continue to decrease. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may remain low or decrease, which would have an adverse effect on our profitability.
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber-attack.   Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
Our security measures may not protect us from systems failures or interruptions.   While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
Additional expenses following the offering will adversely affect our profitability.
Following the offering, our non-interest expenses will increase as a result of the financial accounting, legal and various other expenses usually associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. Compliance with the Sarbanes-Oxley Act of 2002 will require us to upgrade our accounting systems, which will increase our operating expenses and adversely affect our profitability.
If we resume commercial real estate lending in the future, we may be exposed to increased lending risks and expenses.
As part of our strategy to increase earnings, we may in the future seek to gradually begin commercial real estate lending, and may add commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, if we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, if we add new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income could be negatively affected if we pursue this strategy.
If we conclude that the decline in value of any of our investment securities is other-than-temporary, we are required to write down the value of that security through a charge to earnings.
We review our investment securities portfolio on a monthly basis to determine whether the fair value is below the current carrying value. When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other-than-temporary. If we conclude that the decline is other-than-temporary, we are required to write down the value of that security through a charge to earnings. Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other-than-temporary, which would require a charge to earnings to write down theses securities to their fair value. Any charges for other-than-temporary impairment would not impact cash flow, tangible capital or liquidity.
We are dependent upon the services of key executives and we could be harmed by the loss of their services.
We rely heavily on our President and Chief Executive Officer, Julia A. Newton, and on our Senior Executive Vice President, Lawrence W. Williams. The loss of Ms. Newton or Mr. Williams could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace these individuals. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We do not have key person life insurance on our executive officers.
Strong competition within our primary market area could negatively impact our profits and slow growth.
We face intense competition both in making loans and attracting deposits. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce net interest income. Competition also makes it more difficult to grow loans and deposits. Most of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.
We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.
We are subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Madison Bank of Maryland rather than for holders of our common stock.

Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and recent rulemaking, we will become subject to more stringent capital requirements.
On July 9, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of  $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes consolidated capital requirements for many savings and loan holding companies, including MB Bancorp, a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Madison Bank of Maryland on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Under the new capital standards, to be well-capitalized, Madison Bank of Maryland would be required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%. We have conducted a pro forma analysis of the application of these new capital requirements as of December 31, 2014 and have determined that Madison Bank of Maryland on a pro forma basis meets all of these new requirements, including the full 2.5% capital conservation buffer, as if these new requirements had been in effect on that date.
The application of more stringent capital requirements for Madison Bank of Maryland could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, beginning in 2016, Madison Bank of Maryland’s ability to pay dividends will be limited if Madison Bank of Maryland does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to shareholders.
We may face increased compliance costs and uncertainty in residential mortgage lending as a result of the adoption of consumer protection regulations by the Consumer Financial Protection Bureau.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In

January 2013, the Consumer Financial Protection Bureau issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) become effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.
We are an emerging growth company within the meaning of the Securities Act of 1933, as amended, and if we decide to take advantage of certain exemptions from reporting requirements that are available to emerging growth companies, our common stock could be less attractive to investors.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure about our executive compensation and omission of compensation discussion and analysis disclosure, and an exemption from the requirement of holding a non-binding advisory vote on executive compensation. We also will not be subject to certain requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including the requirement that an independent registered public accounting firm attest to our internal control over financial reporting. As a result, our shareholders may not have access to certain information they may deem important. If we take advantage of any of these exemptions, some investors may find our common stock less attractive, which could hurt our stock price.
We may remain an emerging growth company until the earlier of: (1) the last day of the fiscal year in which we have total annual gross revenues of  $1.0 billion or more; (2) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities in the stock offering; (3) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (4) the date on which we are deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (which would generally require us to have at least $700 million of voting and non-voting equity held by non-affiliates).
The articles of incorporation and bylaws of MB Bancorp and certain laws and regulations may prevent or make more difficult certain transactions, including a sale or merger of MB Bancorp.
Provisions of the articles of incorporation and bylaws of MB Bancorp, state corporate law and federal banking regulations may make it more difficult for companies or persons to acquire control of MB Bancorp. As a result, our shareholders may not have the opportunity to participate in such a transaction and the trading price of our common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. The factors that may discourage takeover attempts or make them more difficult include:
•
Articles of incorporation and bylaws.   Provisions of the articles of incorporation and bylaws of MB Bancorp may make it more difficult and expensive to pursue a takeover attempt that the board of directors opposes. These provisions also make more difficult the removal of current directors or management, or the election of new directors. These provisions include:

•
limitation on the right to vote shares held in excess of 10% of the outstanding common stock;

•
the election of directors to staggered terms of three years;

•
provisions regarding the timing and content of shareholder proposals and nominations;

•
provisions restricting the calling of special meetings of shareholders;

•
the absence of cumulative voting by shareholders in the election of directors;

•
the removal of directors only for cause; and

•
supermajority voting requirements for changes to some provisions of the articles of incorporation and bylaws.

•
Maryland anti-takeover statute.   Under Maryland law, any person who acquires more than 10% of a Maryland corporation without prior approval of its board of directors is prohibited from engaging in any type of business combination with the corporation for a five-year period. Any business combination after the five-year period would be subject to supermajority shareholder approval or minimum price requirements.

•
Office of the Comptroller of the Currency regulations.   Office of the Comptroller of the Currency regulations prohibit, for three years following the completion of a mutual to stock conversion, the offer to acquire or the acquisition of more than 10% of any class of equity security of a converted institution without the prior approval of the Office of the Comptroller of the Currency.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.      Properties
We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2014.
Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2014	Deposits at December 31, 2014
					(In thousands)	(In thousands)
Main Office:
1920 Rock Spring Road Forest Hill, Maryland 21050	1999	19,440	Owned	—	$3,217	$26,296
Branch Offices:
501 S. Stepney Road Aberdeen, Maryland 21001	1998	3,596	Owned	—	$621	$13,909
8639 Belair Road Baltimore, Maryland 21236(1)	2012	2,400	Leased	8/31/2022	$10	$58,268

(1)
This branch is in the Perry Hall section of Baltimore.

Item 3.      Legal Proceedings
Periodically, there may be various claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business. We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4.      Mine Safety Disclosures
Not applicable.

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of                Equity Securities
(a)   Market for Common Equity and Related Stockholder Matters
MB Bancorp’s common stock is listed on the Pink Marketplace under the trading symbol “MBCQ” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2013 and 2014. MB Bancorp’s common stock commenced trading on December 30, 2014.
	High	Low	Dividends Declared Per Share
Year Ended December 31, 2014:
Fourth Quarter (commencing on December 30, 2014)	$10.70	$10.40	$—
As of March 12, 2015, there were approximately 81 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”
Our Board of Directors has the authority to adopt a policy of paying cash dividends, subject to statutory and regulatory requirements. We cannot guarantee that we will pay dividends or that, if paid, we will not reduce or eliminate dividends in the future.
In determining whether to declare or pay any dividends, whether regular or special, the board of directors will take into account our financial condition and results of operations, tax considerations, capital requirements, industry standards, and economic conditions. We will also consider the regulatory restrictions that affect the payment of dividends by Madison Bank of Maryland.
MB Bancorp is subject to the Federal Reserve Board’s policy that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the company appears consistent with its capital needs, asset quality and overall financial condition. In addition, MB Bancorp is subject to Maryland law, which generally permits a corporation to pay dividends on its common stock unless, after giving effect to the dividend, the corporation would be unable to pay its debts as they become due in the usual course of its business or the total assets of the corporation would be less than its total liabilities.
MB Bancorp’s ability to pay dividends may depend, in part, on its receipt of dividends from Madison Bank of Maryland. The Office of the Comptroller of the Currency and Federal Reserve Board regulations limit dividends and other distributions from Madison Bank of Maryland to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns. In addition, any payment of dividends by Madison Bank of Maryland to MB Bancorp that would be deemed to be drawn out of Madison Bank of Maryland’s bad debt reserves would require the payment of federal income taxes by Madison Bank of Maryland at the then current income tax rate on the amount deemed distributed.
(b)   Use of Proceeds
The effective date of the Company’s Registration Statement on Form S-1 (File No. 333-198700) was November 12, 2014. The offering was consummated on December 29, 2014 with the sale of  $21,160,000 of securities registered pursuant to the Registration Statement. Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering. The class of securities registered was common stock, par value $0.01 per share. The aggregate of such securities registered was $21,160,000 of common stock. The amount of securities sold in the offering was $21,160,000, or 2,116,000 shares, of common stock, all of which shares were sold to certain depositors of the Bank and the Bank’s employee stock ownership plan at a price per share of  $10.00 for aggregate proceeds of  $21,160,000. The expenses paid or incurred in connection with the stock offering were $995,000, including expenses paid to the marketing agent of  $310,000, attorney and accounting fees of  $555,000, and other expenses of  $130,000. The net proceeds resulting from the offering after deducting all expenses related to the offering were $20,165,000. The net proceeds have initially been invested in securities and cash and cash equivalents.

(c)   Issuer Purchases of Equity Securities
The Company did not repurchase any securities in the fourth quarter of 2014.
Item 6.      Selected Financial Data
The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2014 and 2013 and for the years then ended is derived in part from the audited consolidated financial statements of MB Bancorp that appear elsewhere in this Annual Report on Form 10-K.
	At December 31,
(In thousands)	2014	2013
Financial Condition Data:
Total assets	$150,685	$144,606
Cash and cash equivalents	15,190	4,011
Investment securities available-for-sale	502	488
Investment securities held-to-maturity	14,139	14,193
Loans receivable, net	101,936	112,828
Deposits	98,473	107,622
Federal Home Loan Bank advances	15,750	17,750
Total equity	35,814	18,502
	For the Year Ended December 31,
(In thousands)	2014	2013
Operating Data:
Interest income	$5,071	$5,360
Interest expense	1,343	1,523
Net interest income	3,728	3,837
Provision for loan losses	810	884
Net interest income after provisions for loan losses	2,918	2,953
Non-interest income	309	246
Non-interest expense	4,109	4,625
Loss before income taxes	(882)	(1,426)
Income tax expense (benefit)	295	(500)
Net loss	$(1,177)	$(926)

	At or For the Year Ended December 31,
	2014	2013
Performance Ratios(1):
Return on average assets	(.83)%	(.62)%
Return on average equity	(5.97)	(4.81)
Interest rate spread(2)	2.74	2.66
Net interest margin(3)	2.84	2.74
Non-interest expenses to average assets	2.91	3.08
Efficiency ratio(4)	101.77	113.29
Average interest-earning assets to average interest-bearing liabilities	109.34	107.89
Average equity to average assets	13.94	12.81
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	17.09	12.58
Tier 1 capital (to risk-weighted assets)	32.70	21.52
Total risk-based capital (to risk-weighted assets)	33.97	22.78
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.66	1.55
Allowance for loan losses as a percent of non-performing loans	51.77	23.92
Net charge-offs to average outstanding loans during the period	.79	.61
Non-performing loans as a percent of total loans	3.20	6.47
Non-performing assets as a percent of total assets	2.56	5.58
Other Data:
Number of offices	3	3
Number of deposit accounts	4,425	4,927
Number of loans	869	930

(1)
With the exception of end of period ratios, all ratios are based on average monthly balances during the periods.

(2)
Represents the difference between the average yield on average interest-earning assets and the average cost on average interest-bearing liabilities.

(3)
Represents net interest income as a percent of average interest-earning assets.

(4)
Represents non-interest expense divided by the sum of net interest income and non-interest income.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations
Operating Strategy
Historically, our business has consisted of attracting deposits and investing those funds primarily in residential mortgage loans and investment securities. We are a portfolio lender, retaining substantially all loans we originate in our portfolio. Our objective is to build on our historic strength of customer loyalty, and gradually grow our balance sheet with assets and liabilities that allow us to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations. Our operating strategy includes the following:
•
improving asset quality;

•
reducing funding costs;

•
controlling expenses;

•
continuing as a portfolio lender concentrating on residential mortgage loans; and

•
building on our strengths as a community-oriented financial institution.

Improving asset quality
Resolving our problem assets remains one of our top priorities. Non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings increased significantly during the recent recession and reached $13.2 million at December 31, 2012. Total non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings represented 8.58% of total assets at December 31, 2012. Since then, non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings decreased to $10.6 million, or 7.31% of total assets, at December 31, 2013 and $8.5 million, or 5.66% of total assets, at December 31, 2014. We continue to work with delinquent borrowers to restore loans to performing status where possible and to pursue foreclosure and disposition of collateral when it is not. In August 2014, we engaged an independent third party to conduct periodic loan portfolio reviews, and we intend to have independent loan portfolio reviews on an annual basis going forward.
Reducing funding costs
We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. Historically, a high percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. We will continue to seek to reduce our dependence on high cost deposits in favor of stable low cost money market and demand deposits to the extent possible. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. Over time, we will also seek to replace maturing, high cost, long-term Federal Home Loan Bank advances with core deposits.
Controlling expenses
During 2012 and 2013 we closed three branches, one in Baltimore City and two in eastern Baltimore County, in order to improve profitability. We had employee severance and other expenses associated with those branch closures during the years ended December 31, 2012 and 2013, but we began to achieve the benefits of expense reductions resulting from the branch closures in 2014. In addition, we believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our non-interest expenses.
Continuing as a portfolio lender concentrating on residential mortgage loans
Historically, we have concentrated on the origination of residential mortgage loans that we retain in our portfolio, and, initially following the conversion, we intend to continue this strategy. In the future, we may seek to add lending personnel with appropriate expertise for the purpose of gradually resuming the origination of commercial real estate loans to provide diversification to our loan portfolio and to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.
Building on our strengths as a community-oriented financial institution
We have operated continuously as a community-oriented financial institution since we were founded. We are committed to meeting the financial needs of the communities in which we operate, and we are dedicated to providing quality personal service to our customers. We provide a broad range of consumer financial services through our network of three branches and will continually seek out ways to improve convenience, safety and service through our product offerings. We also have an “Outstanding” Community Reinvestment Act rating.
Overview
Income.   Our primary source of pre-tax income is net interest income. Net interest income is the difference between interest income, which is the income that we earn on our loans and investment securities, and interest expense, which is the interest that we pay on our deposits and borrowings. Other significant sources of pre-tax income are service charges (mostly from service charges on deposit accounts).
Allowance for Loan Losses.   The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on at least a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.
Expenses.   The non-interest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, legal and professional fees, data processing expenses, directors fees and other general and administrative expenses including, among others, federal deposit insurance premiums and Office of the Comptroller of the Currency assessments, stationery and postage expenses and other miscellaneous expenses. Following the offering, our non-interest expenses are likely to increase as a result of expenses of shareholder communications and meetings and expenses related to additional accounting services.
Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, we will recognize additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. We cannot determine the actual amount of these new stock-related compensation and benefit expenses at this time because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.
Occupancy expenses, which are the fixed and variable costs of buildings and equipment, consist primarily of depreciation charges, rental expenses, furniture and equipment expenses, maintenance, real estate taxes and costs of utilities. Depreciation of premises and equipment is computed using a combination of accelerated and straight-line methods based on the useful lives of the related assets, which range from three to 40 years.
Data processing expenses are the fees we pay to third parties for processing customer information, deposits and loans.
Federal deposit insurance premiums are payments we make to the Federal Deposit Insurance Corporation for insurance of our deposit accounts, and Office of the Comptroller of the Currency assessments are semi-annual assessments we pay to our primary regulator.
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
Allowance for Loan Losses.   The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 3 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Deferred Tax Assets.   We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred tax assets could change in the near term.

Balance Sheet Analysis
Assets.   At December 31, 2014, our assets totaled $150.7 million, an increase of  $6.1 million, or 4.2%, from total assets of  $144.6 million at December 31, 2013. The increase in assets for the year ended December 31, 2014 was due mainly to, a $11.2 million, or 278.7%, increase in cash and cash equivalents and a $6.9 million, or 195.4% increase in other interest-bearing deposits in other banks due to the conversion, partially offset by, a $10.9 million, or 9.7%, decrease in loans, net of unearned fees, reflecting weak loan demand in our market area.
Loans.   At December 31, 2014, residential mortgage loans totaled $85.4 million, or 81.6% of the total loan portfolio compared to $92.9 million, or 80.3% of the total loan portfolio at December 31, 2013. Residential mortgage loans decreased by $7.5 million, 8.0%, during the year ended December 31, 2014 primarily due to weak loan demand in our market area.
Non-residential real estate loans totaled $9.2 million and represented 8.8% of total loans at December 31, 2014, compared to $10.9 million, or 9.5% of total loans, at December 31, 2013. We currently do not offer non-residential real estate loans.
Construction and land loans totaled $4.9 million, and represented 4.6% of total loans, at December 31, 2014, compared to $6.2 million, or 5.3% of total loans, at December 31, 2013. At December 31, 2014, we had $1.0 million of construction loans, amounting to 20.6% of our construction and land loan portfolio, and $3.9 million of land loans, amounting to 79.4% of our construction and land loan portfolio.
Home equity lines of credit, all of which are secured by residential properties, totaled $5.1 million, and represented 4.9% of total loans, at December 31, 2014, compared to $5.7 million, or 4.9% of total loans, at December 31, 2013. The decrease in home equity lines of credit reflected weak loan demand in our market area.
Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $5,000 at December 31, 2014, representing less than .01% of the loan portfolio.
Securities.   At December 31, 2014, our securities held-to-maturity decreased by $100,000, or .4%, from $14.2 million at December 31, 2013 to $14.1 million at December 31, 2014. Securities held-to-maturity at December 31, 2014 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2014, we had $502,000 of securities available-for-sale at fair value, as compared to $488,000 at December 31, 2013. Securities available-for-sale at December 31, 2014 consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2014, we also held a $929,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At December 31, 2014, we held no stock in Fannie Mae and Freddie Mac.
Ground Rents.   Ground rents, net amounted to $703,000 at December 31, 2014 compared to $717,000 at December 31, 2013.
Deposits.   Total deposits decreased by $9.1 million, or 9%, to $98.5 million at December 31, 2014 from $107.6 million at December 31, 2013. Balances in non-interest-bearing deposits increased by $50,000, or 6.3%, from $792,000 at December 31, 2013 to $842,000 at December 31, 2014. Interest-bearing deposits decreased by $9.2 million, or 8.6%, to $97.6 million at December 31, 2014 compared to $106.8 million at December 31, 2013.
Borrowings.   At December 31, 2014, we had $15.8 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $17.7 million in borrowings at December 31, 2013.
Equity.   Equity increased by $17.3 million, or 93.6%, to $35.8 million at December 31, 2014 from $18.5 million at December 31, 2013 primarily as the result of the conversion.

The following table sets forth the composition of our loan portfolio at the dates indicated.
	At December 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage loans:
Residential	$85,387	81.64%	$92,855	80.31%
Non-residential	9,230	8.83	10,927	9.45
Construction and land loans	4,856	4.64	6,160	5.33
Home equity lines of credit	5,106	4.88	5,665	4.90
Total real estate loans	104,579	99.99	115,607	99.99
Consumer and other loans:
Loans to depositors, secured by savings	5	0.01	12	.01
Total loans	$104,584	100.00%	$115,619	100.00%
Add:
Net (discount) premium on purchased loans	(8)		(2)
Unamortized net deferred costs	35		44
Less:
Undisbursed portion of construction loans	(897)		(983)
Unearned net loan origination fees	(47)		(60)
Less allowance for credit losses	(1,731)		(1,790)
Loans receivable, net	$101,936		$112,828

Loan Maturity
The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(In thousands)	Residential	Non- residential	Construction and Land Loans	Home Equity Lines of Credit	Loans to Depositors Secured by Savings	Total Loans
Amounts due in:
One year or less	$359	$2	$—	$—	$1	$362
More than one year to two years	455	6	3,173	—	4	3,638
More than two year to three years	195	—	19	—	—	214
More than three year to five years	2,521	113	55	96	—	2,785
More than five year to ten years	14,675	238	75	58	—	15,046
More than ten year to fifteen years	23,707	1,155	475	4,952	—	30,289
More than fifteen years	43,475	7,716	1,059	—	—	52,250
Total	$85,387	$9,230	$4,856	$5,106	$5	$104,584

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2014 that are due after December 31, 2015, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential	$76,218	$8,810	$85,028
Non-residential	3,369	5,859	9,228
Construction and land loans	1,362	3,494	4,856
Home equity lines of credit	—	5,106	5,106
Consumer and other loans:
Loans to depositors, secured by savings	4	—	4
Total loans	$80,953	$23,269	$104,222

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their contractual terms because of prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when current mortgage loan market rates are substantially lower than rates on existing mortgage loans.
Loan Activity
The following table shows loans originated, purchased and sold during the periods indicated.
	Year Ended December 31,
(In thousands)	2014	2013
Total loans at beginning of period	$115,619	$121,093
Loans originated:
Residential	2,086	13,206
Non-residential	—	—
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans originated	2,086	13,206
Loans purchased:
Residential	—	—
Non-residential	—	315
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans purchased	—	315
Deduct:
Loan principal repayments (amortization and payoffs)	13,287	19,697
Loan sales	—	—
Other repayments	(1,050)	(1,468)
Charge-offs	884	766
Net loan activity	13,121	18,995
Total loans at end of period	$104,584	$115,619

Loan originations come from a number of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
Currently we retain all loans originated in portfolio. We did not sell any loans during the years ended December 31, 2014 or 2013.
We did not purchase loans during the years ended December 31, 2014 or 2013, except that during of 2013 we purchased two participation loans. In the case of one repurchase, we were the lead lender and the selling participant did not want to consent to a loan modification.
Securities
Our securities held-to-maturity decreased by $100,000, or .4%, from $14.2 million at December 31, 2013 to $14.1 million at December 31, 2014. Securities held-to-maturity at December 31, 2014 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
At December 31, 2014, we had $502,000 of securities available-for-sale at fair value, as compared to $488,000 at December 31, 2013. Securities available-for-sale at December 31, 2014 consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2014, we also held a $929,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2014, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.
	At December 31,
	2014		2013
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	479	502	476	488
Investments held-to-maturity:
Obligations of U.S. government agencies	8,997	8,900	8,997	8,234
Mortgage-backed securities	5,141	5,499	5,196	5,471
Total securities	$14,617	$14,901	$14,669	$14,193

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2014. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available-for-sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2014, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
Obligations of U.S. government agencies	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-backed securities	—	—	—	—	—	—	479	3.16	479	3.16
Investments (held-to-maturity):
Obligations of U.S. government agencies	—	—	999	1.75	3,000	2.67	4,998	3.11	8,997	2.81
Mortgage-backed securities	—	—	371	4.00	357	4.45	4,413	3.39	5,141	3.51
Total securities	$—	0.00%	$1,370	2.36%	$3,357	2.86%	$9,890	3.24%	$14,617	3.07%

Ground Rents.   Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. Madison Bank of Maryland’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation.
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2014 and 2013, Madison Bank of Maryland’s investment includes individual ground rents ranging from $600 to $3,000, totaling $842,000 and $848,000, respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2014 and 2013, Madison Bank of Maryland had $139,000 and $131,000, respectively, of ground rents that were three years or more delinquent and were reserved at 100%. We intend to let our portfolio of ground rent investments run off over time as the homeowners redeem the ground rents.
Bank-Owned Life Insurance.   Years ago under prior management, we had invested in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provided us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2014 and December 31, 2013, the aggregate cash surrender value of these policies was $847,000 and $797,000, respectively.
Deposits.   Deposits serve as the primary source of funds for our lending and investment activities. We accept deposits primarily from individuals who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. We also utilize QwickRate and our own Internet website to source deposits. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, NOW and money market accounts and savings accounts. Non-interest-bearing demand accounts consist of free checking accounts. We do not utilize brokered deposits.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.
	For the Years Ended December 31
	2014		2013
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$820	—%	$904	—%
Interest-bearing deposits:
Certificates of deposit	64,836	1.17	73,800	1.26
NOW and money markets	21,891	.21	23,612	.24
Savings	15,923	.12	17,846	.16
Total	$103,470	.79	116,162	.88

The following table sets forth the balances of our deposit accounts at the dates indicated.
	At December 31,
	2014		2013
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$842	.85%	$792	.74%
Interest-bearing deposits:
NOW accounts	6,614	6.72	6,691	6.22
Money market	14,281	14.50	15,540	14.44
Regular and other savings	15,143	15.38	16,476	15.31
Certificates of deposit	61,593	62.55	68,123	63.29
Total interest-bearing deposits	97,631	99.15	106,830	99.26
Total deposits	$98,473	100.00%	$107,622	100.00%

Balances in non-interest-bearing deposits increased by $50,000, or 6.3%, from $792,000 at December 31, 2013 to $842,000 at December 31, 2014.
The following table indicates the amount of jumbo certificates of deposit with balances of  $100,000 or greater by time remaining until maturity as of December 31, 2014, none of which are brokered deposits.
Maturity Period at December 31, 2014	Amount
(In thousands)
Three months or less	$3,100
Over three through six months	3,586
Over six through twelve months	5,605
Over twelve months	14,359
Total	$26,650

The following table sets forth time deposits classified by rates at the dates indicated.
	At December 31,
(In thousands)	2014	2013
.00 – .999%	$30,557	$36,265
1.00 – 1.999	22,103	18,804
2.00 – 2.999	8,933	10,930
3.00 – 3.999	__	2,124
4.00 – 4.999	—	—
Total	$61,593	$68,123

The following table sets forth the amount and maturities of time deposits at December 31, 2014.
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
.00 – .999%	$21,484	$8,717	$289	$67	$30,557	49.61%
1.00 – 1.999	4,342	4,513	5,926	7,322	22,103	35.89
2.00 – 2.999	5,452	3,421	60	—	8,933	14.50
3.00 – 3.999	—	—	—	—	—	—
Total	$31,278	$16,651	$6,275	$7,389	$61,593	100.00%

The following table sets forth deposit activity for the periods indicated.
	Years Ended December 31,
(In thousands)	2014	2013
Beginning balance	$107,622	$122,289
Decrease before interest credited	(9,971)	(15,679)
Interest credited	822	1,012
Net decrease in deposits	(9,149)	(14,667)
Ending Balance	$98,473	$107,622

Borrowings.   We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following table sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.
	Years Ended December 31,
(Dollars in thousands)	2014	2013
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$15,750	$17,750
Average Federal Home Loan Bank advances outstanding during the period	$17,583	$14,375
Weighted average interest rate during the period	2.97%	3.56%
Balance outstanding at end of period	$15,750	$17,750
Weighted average interest rate at end of period	3.24%	2.89%
In the second half of 2013, we began borrowing Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of reducing our cost of funds.
Equity.   Equity increased by $17.3 million, or 93.6%, to $35.8 million at December 31, 2014 from $18.5 million at December 31, 2013 primarily as the result of the conversion.

Results of Operations for the Years Ended December 31, 2014 and 2013
Overview.   We had net loss of  $1.2 million for the year ended December 31, 2014, as compared to net loss of  $926,000 for the year ended December 31, 2013. The increase in net loss between the periods were primarily due to a deferred tax asset valuation allowance of approximately $841,000 during the year ended December 31, 2014; partially offset by a $358,000 reduction in provision for loss on other real estate owned, a $116,000 gain on sale of real estate held for sale and a $181,000 reduction in salaries and employee benefits.
Net Interest Income.   Net interest income decreased by $109,000, or 2.9%, for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in net interest income was primarily attributable to an $8.4 million, or 6.0%, decrease in the average balance of interest-earning assets, offset by an 8 basis point increase in our interest rate spread from 2.66% for the year ended December 31, 2013 to 2.74% for the year ended December 31, 2014. The decrease in the average balance of interest-earning assets was due primarily to a $8.0 million, or 6.8%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the year ended December 31, 2014), a $1.8 million or 23.3%, decrease in the average balance of interest bearing deposits in other banks partially offset by a $1.3 million or 10.0% increase in the average balance of investment securities held-to-maturity. During the year ended December 31, 2014, we also were able to take advantage of decreasing market interest rates to reduce our cost of funds while limiting the decrease in yields earned on our other interest-earning assets.
Interest on investment securities held-to-maturity increased by $20,000, or 4.6%, for year ended December 31, 2014 as compared to the comparable period in 2013, reflecting a $1.3 million decrease in the average balance of investment securities held-to-maturity and a 16 basis point decrease in the average yield on investment securities held-to-maturity, reflecting declining market interest rates.
Interest on investment securities available-for-sale decreased by $2,000, or 10.0%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013, reflecting a 25 basis point decrease in the average yield on investment securities available-for-sale and a $4,000, or .7%, decrease in the average balance of investment securities available-for-sale.
Interest on certificates of deposit decreased by $171,000, or 18.4%, during the year ended December 31, 2014 as compared to the year ended December 31, 2013, due to a 9 basis point decrease in the average cost of certificates of deposit, reflecting declining market interest rates during the year ended December 31, 2014, and a $9.0 million, or 12.1%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.
Interest on Federal Home Loan Bank of Atlanta advances increased by $11,000, or 2.2%, as a $3.2 million, or 22.3%, increase in the average balance of Federal Home Loan Bank of Atlanta advances more than offset a 59 basis point reduction in the average cost of Federal Home Loan Bank of Atlanta advances. In the second half of 2013, we began borrowing Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of reducing our cost of funds.
At December 31, 2014, we had $15.8 million in advances from the Federal Home Loan Bank of Atlanta, including $12.0 million that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. If we had repaid such advances in full at December 31, 2014, we would have incurred prepayment penalties totaling $805,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.
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

	Year Ended December 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$5,773	$40	.68%	$7,524	$54	.72%
Loans receivable, net of unearned fees	109,784	4,523	4.12	117,828	4,833	4.10
Investment securities available-for-sale – amortized cost	532	18	3.46	536	20	3.71
Investment securities held-to-maturity	14,441	454	3.14	13,132	434	3.30
Other interest-earning assets	938	36	3.90	838	19	2.32
Total interest-earning assets	131,468	5,071	3.86	139,858	5,360	3.83
Cash and due from banks	3,503			2,866
Allowance for credit losses	(1,702)			(1,533)
Other non-interest-earning assets	8,099			9,139
Total assets	141,368			150,330
Interest-bearing liabilities:
Certificates of deposit	64,836	757	1.17	73,800	928	1.26
NOW and money market	21,891	46	.21	23,612	56	.24
Savings	15,923	18	.12	17,846	28	.16
Federal Home Loan Bank advances	17,583	522	2.97	14,375	511	3.56
Total interest-bearing liabilities	120,233	1,343	1.12	129,633	1,523	1.17
Non-interest-bearing demand deposits	820			904
Other non-interest-bearing liabilities	612			542
Total liabilities	121,665			131,079
Total equity	19,703			19,251
Total liabilities and equity	$141,368			$150,330
Net interest income		$3,728			$3,837
Interest rate spread			2.74%			2.66%
Net interest margin			2.84%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			109.34%			107.89%

Rate/Volume Analysis.   The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume have been allocated proportionally based on the absolute dollar amounts of change in each.

	Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
	Increase (Decrease) Due to
(In thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets
Interest-bearing deposits in other banks	$(13)	$(2)	$1	$(14)
Loans receivable, net of unearned fees	(331)	23	(2)	(310)
Investment securities available-for-sale – amortized cost	—	(2)	—	(2)
Investment securities held-to-maturity	43	(21)	(2)	20
Other interest-earning assets	2	13	2	17
Total interest-earning assets	(299)	11	(1)	(289)
Interest-bearing liabilities:
Certificates of deposit	(113)	(66)	8	(171)
NOW and money markets	(4)	(6)	—	(10)
Savings	(3)	(7)	—	(10)
Federal Home Loan Bank advances	114	(85)	(18)	11
Total interest-bearing liabilities	(6)	(164)	(10)	(180)
Net change in interest income	$(293)	$175	$9	$(109)

(1)
Investment securities available-for-sale are presented at fair market value.

Provision for Loan Losses.   Our provision for loan losses decreased from $884,000 for the year ended December 31, 2013 to $810,000 for the year ended December 31, 2014. In 2013, we made provisions for loan losses to maintain our allowance for loan losses at an appropriate level and to off-set the effects of loans that had been charged off during 2013. At December 31, 2014, the allowance for loan losses was $1.7 million, or 1.66% of the total loan portfolio, compared to $1.8 million, or 1.55% of the total loan portfolio, at December 31, 2013.
Non-accrual loans amounted to $3.3 million at December 31, 2014 compared to $7.5 million at December 31, 2013. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 21.60% at December 31, 2014 compared to 18.04% at December 31, 2013. Net loan charge-offs amounted to $869,000 during the year ended December 31, 2014, compared to $718,000 during the year ended December 31, 2013.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “— Risk Management — Analysis of Non-performing and Classified Assets” and “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”
Non-interest Income.   Total non-interest income increased by $64,000, or 26.1%, from $245,000 for the year ended December 31, 2013 to $309,000 for the year ended December 31, 2014. The increase in total non-interest income primarily was due to a $116,000 increase in gain on sale of real estate held for sale. This increase was offset, in part, by a $47,000, or 48.2%, decrease in increase in cash surrender value of life insurance due to the redemption of a policy following the death of a director emeritus.
Non-interest Expenses.   Total non-interest expenses decreased by $517,000, or 11.2%, from $4.6 million for the year ended December 31, 2013 to $4.1 million for the year ended December 31, 2014. The decrease primarily was attributable to a $358,000, or 75.3%, decrease in the provision for losses on other real estate owned. During the year ended December 31, 2013, we sold two other real estate owned properties, resulting in write-downs of  $388,000 and $30,000. We recorded a provision for losses on other real estate owned of $117,500 in December 2014. The provision was the result of reducing the sales prices of properties below the fair value previously estimated.

Income Tax Expense (Benefit).   We had an income tax expense of  $295,000 during the year ended December 31, 2014. The increased income tax expense reflected the establishment during the year ended December 31, 2014, of a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000. We recorded an income tax benefit of  $500,000 during the year ended December 31, 2013, reflecting losses incurred during 2013. The effective tax rate for these respective periods was 33.5% and (35.1%).
Risk Management
Overview.   Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for on a mark-to-market basis. Other risks that we face are operational risk, liquidity risks and reputation risk. Operational risks include risks related to fraud, regulatory compliance, processing errors, technology, use of third-party vendors and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or income.
Credit Risk Management.   Our strategy for credit risk management focuses on having well-defined credit policies and uniform underwriting criteria and providing prompt attention to potential problem loans. We do not offer, and have not offered no-documentation mortgage loans or Alt A mortgage loans.
When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency by creating a loan strategy to restore the loan to current status. When the loan becomes 15 days past due, a late notice is sent to the borrower. Between 15 and 30 days past due, telephone calls are also made to the borrower, and we make efforts to work with the borrower to resolve the situation. After 30 days, we regard the borrower in default. Between 30 and 45 days delinquent, borrowers with loans other than one- to four-family owner-occupied properties may be sent a letter from our attorney and we may commence collection proceedings. Borrowers with loans secured by one- to four-family owner-occupied properties are sent more stringent notices again at 60 and 90 days delinquent. At 120 days, if a current loan status or acceptable strategy is unable to be mutually agreed upon by borrower and Madison Bank of Maryland, then the borrower is referred to our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure auction. Management informs the board of directors monthly of the amount of loans delinquent more than 30 days, new/revised loan strategies, loans in foreclosure and property that we own.
Analysis of Non-performing and Classified Assets.   We consider repossessed assets, non-accrual loans and ground rents delinquent in excess of three years to be non-performing assets. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful, the loan will immediately be considered non-accrual. When a loan is deemed non-accrual, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. Typically, payments received on a non-accrual loan are first applied to unpaid interest and thereafter, in order, to escrow payments, the outstanding principal balance and late charges.
Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the fair market value at the date of foreclosure less estimated selling costs. Any holding costs and declines in fair value after acquisition of the property result in charges against income.
The following table provides information with respect to our non-performing assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2014	2013
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,783	$3,042
Non-residential	1,368	1,635
Construction and land	192	2,807
Total	3,343	7,484
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	58
Total	—	58
Total of non-performing loans and accruing loans 90 days or more past due	3,343	7,542
Assets acquired through foreclosure	379	452
Ground rents	139	131
Total non-performing assets	3,861	8,067
Troubled debt restructurings accruing	4,670	2,441
Troubled debt restructurings accruing and total non-performing assets	$8,531	$10,566
Total of non-performing loans and accruing loans past due 90 days or more to total loans	3.20%	6.52%
Total non-performing loans to total assets	2.22	5.18
Total non-performing assets and accruing loans past due 90 days or more to total assets	2.56	5.62
Total non-performing loans and accruing troubled debt restructurings to total assets	5.32	6.86
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	5.66	7.31
The following table provides information with respect to partial charge-offs on non-performing loans and accruing troubled debt restructurings at the dates indicated.
	At December 31,
(Dollars in thousands)	2014	2013
Total non-performing loans	$3,343	$7,484
Less partially charged off non-performing loans	2,275	2,355
Adjusted non-performing loans	$1,068	$5,129
Total non-performing loans and accruing troubled debt restructurings	$8,013	$9,925
Less partially charged off non-performing loans and accruing troubled debt restructurings	5,648	3,344
Adjusted non-performing loans and accruing troubled debt restructurings	$2,365	$6,581
Adjusted non-performing loans to total assets	.71%	3.55%
Adjusted non-performing loans and accruing troubled debt restructurings to total assets	1.57	4.55
Allowance for loan losses to adjusted non-performing loans and accruing troubled debt restructurings at the end of period	73.20	27.20
At December 31, 2014, non-accrual loans consisted of 21 residential mortgage loans totaling $1.8 million, 3 non-residential loans totaling $1.4 million, 2 construction and land loans totaling $192,000 and no home equity lines of credit. The decrease in non-performing loans at December 31, 2014 as compared to December 31, 2013 is primarily the result of loans returning to accrual status, payoffs and loans transferred to other real estate owned during year ended December 31, 2014. At December 31, 2013, we had $58,000 of accruing loans 90 or more delinquent, which consisted of 1 residential mortgage loan. We had no loans 90 days or more but still accruing at December 31, 2014.
At December 31, 2014, our largest non-performing loan relationships consisted of the following:
•
A $1.1 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at December 31, 2014 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $59,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at December 31, 2014, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•
A relationship consisting of seven residential mortgage loans totaling $917,000 secured by six single-family investment properties located in Baltimore City. We commenced foreclosure proceedings on two of these loans totaling $226,000, and, as a result of the foreclosure auction, the property securing the loans is under contract for sale. If the sale is completed, we expect to recover substantially all of the outstanding loan balances on those two loans. The borrower has brought the remaining five loans, totaling $691,000 at December 31, 2014, current, and we have assignments of rent that generally are sufficient to keep the loans current on an ongoing basis.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At December 31, 2014 and 2013, we had $4.7 million, $2.4 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.
If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.
At December 31, 2014, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at December 31, 2014. At December 31, 2014, the borrower had a second loan with an outstanding balance of  $55,000 secured by the same property. The borrower is seeking to sell the property securing these loans. During the third quarter of 2014, we received an updated appraisal indicating an impairment of  $634,000 and accordingly, the impairment loss was charged off.
At December 31, 2014, accruing troubled debt restructurings also included two loans secured by residential property in Queen Anne’s County, Maryland. One loan was a $607,000 loan secured by a first mortgage, and the second loan was a home equity line of credit with an outstanding balance of  $751,000 secured by a second mortgage on the property. We agreed to restructure the first mortgage loan and defer outstanding amounts. The borrower was in compliance with the terms of both loans at December 31, 2014, and the loans were accruing at that date. The property is listed for sale.
Interest income that would have been recorded for the year ended December 31, 2014 and the year ended December 31, 2013 had non-accrual loans been current according to their original terms, amounted to approximately $151,000 and $310,000, respectively. Interest income of  $458,000 and $242,000 related to non-accrual loans was included in interest income for the years ended December 31, 2014 and 2013, respectively.
At December 31, 2014, we had $379,000 of other real estate owned, consisting of three one- to four-family residential properties located in Baltimore City and Harford County and six lots located in Baltimore and Harford Counties.

Classified Assets.   Federal regulations require us to review and classify our assets on a regular basis. In addition, the Office of the Comptroller of the Currency has the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. “Substandard assets” must have one or more defined weakness and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. “Doubtful assets” have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified “loss” is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. The regulations also provide for a “special mention” category, described as assets that do not currently expose an institution to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving close attention.
The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.
	At December 31,
(In thousands)	2014	2013
Special mention assets	$2,937	$4,640
Substandard assets	6,759	7,995
Total criticized and classified assets	$9,696	$12,635

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are other real estate owned properties of  $379,000 and $452,000, respectively, at December 31, 2014 and 2013.
At December 31, 2014, our four largest classified asset lending relationships totaled $4.6 million, which represented 47.0% of classified assets. Of our remaining classified assets, none had a book value in excess of $500,000. At December 31, 2014, our four largest classified asset lending relationships consisted of the following:
•
A $1.9 million lending relationship secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A residential mortgage loan and home equity line of credit totaling $1.4 million secured by a residential property in Queen Anne’s County, Maryland (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A $1.1 million relationship consisting of two loans secured by a church in Baltimore City (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A relationship consisting of seven residential mortgage loans totaling $917,000 secured by six single-family investment properties located in Baltimore City (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship); and

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.

	At December 31,
	2014				2013
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential, home equity lines of credit and consumer	17	$1,135	17	$1,095	32	$2,051	34	$2,659
Non-residential			1	298	3	729	1	273
Construction and land			2	192	1	239	2	183
Total	17	$1,135	20	$1,585	36	$3,019	37	$3,115

(1)
Does not include troubled debt restructured loans that were current on their restructured payment terms but where the loan continues to be non-accrual.

Analysis and Determination of the Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis, and any adjustments must be approved quarterly by the board of directors. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.
General Valuation Allowance.   We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous two years on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) residential first mortgage real estate loans; (ii) residential second mortgage real estate loans; (iii) residential home equity lines of credit; (iv) commercial loans; (v) construction loans; (vi) land loans; and (vii) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and non-accrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses until an updated appraisal is received when measured individually.
Specific Valuation Allowance.   Specific valuation allowances are only established for non-collateral dependent troubled-debt restructured loans and are established at the modification date of the troubled loan. The specific valuation allowance is computed as the excess of the loan’s expected cash flow based on the remaining original loan terms and the expected cash flow of the corresponding modified loan discounted at the original loan rate. As long as the borrower performs under the terms of the modification agreement, on a monthly basis we recalculate the specific valuation using the discounted cash-flow method described above. If the borrower fails to perform under the modification agreement, we will treat the loan as a collateral dependent and measure the loss by using the fair value of the collateral less disposition costs.
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

All other adversely classified loans as well as special mention and watch loans are reviewed monthly. Our historical loss experience in each category of loans is utilized in determining the allowance for that group. The determined loss factor in each loan category may be adjusted for qualitative factors as determined by management.
Unallocated Valuation Allowance.   Our allowance for loan losses methodology also includes an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2014			2013
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential, home equity lines of credit and consumer	$1,228	70.92%	86.53%	$1,586	88.60%	85.22%
Non-residential	79	4.58	8.83	127	7.07	9.45
Construction and land	174	10.06	4.64	—	—	—
Unallocated	250	14.44	—	77	4.33	5.33
Total	$1,731	100.00%	100.00%	$1,790	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Madison Bank of Maryland’s regulators or the economic environment will not require further increases in the allowance. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operation.

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	Years Ended December 31,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$1,790	$1,624
Charge-offs:
Residential, home equity lines of credit and consumer	(123)	(663)
Non-residential	(39)	—
Construction and land loans	(722)	(103)
Total charge-offs	(884)	(766)
Recoveries	15	48
Net charge-offs	(869)	(718)
Provision for loan losses	810	884
Allowance at end of period	$1,731	$1,790
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	21.60%	18.04%
Allowance for loan losses to total loans at end of period	1.66%	1.55%
Net charge-offs to average loans outstanding during the period	.79%	.61%

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that Madison Bank of Maryland will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows. Impaired loans totaled $9.5 million as of December 31, 2014 and were comprised of 20 loans that were all 90 days or more delinquent. See note 3 of notes to consolidated financial statements.
We measure an impaired loan for loss in the following ways:
•
Collateral dependent loans are measured for loss at the point the loan becomes 90 to 120 days delinquent or at maturity if an extension is requested. We obtain a third party appraisal to determine the fair market value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly. Subsequently, these loans are re-evaluated at least annually by obtaining an updated third party appraisal to determine if there should be any further loss recognition.

•
Non-collateral dependent loans are measured for loss at the point the loan becomes 90 to 120 days delinquent. If there are no work-out arrangements, we will treat the loan as a collateral dependent loan and measure for loss as stated above. If any loss is determined, it is our policy to charge off this loss directly. If there is a work-out arrangement, the loan will be measured for loss using the present value of discounted cash flows method, and if a loss is measured, a specific reserve is established. As long as the borrower performs under the terms of the work-out arrangement, no further measurement for loss is performed. If the borrower would fail to perform under the work-out arrangement, we will treat the loan as a collateral dependent loan and measure for loss as stated above.
During the years ended December 31, 2014 and 2013, we had net charge-offs totaling $869,000 and $718,000, respectively.
Interest Rate Risk Management.   We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by originating fixed-rate loans with shorter maturities and adjusting our investment portfolio mix and duration. Specifically, while we do not originate adjustable-rate residential mortgage loans, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of residential fixed-rate loans with seven-to 15-year terms. At December 31, 2014, we also had $11.6 million of interest-bearing deposits in other banks that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.
We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of derivative financial instruments.
We have an Asset/Liability Management Committee, which includes members of senior management and one non-management director, to communicate, coordinate and control all aspects involving asset/liability management. The committee establishes and monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
Our goal is to manage asset and liability positions to moderate the effects of interest rate fluctuations on net interest and net income.
Economic Value at Risk Analysis.   We currently utilize economic value at risk analysis to review our level of interest rate risk. This analysis measures interest rate risk by capturing changes in the economic value of assets and liabilities, based on a range of assumed changes in market interest rates. Economic value represents the market value of our assets and liabilities. These analyses assess the risk of loss in market risk-sensitive instruments in the event of a sudden and sustained 100 to 500 basis point increase or 10 basis point decrease in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement.
The following table presents the change in the economic value of our assets and liabilities at December 31, 2014 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.

	Book Value at December 31, 2014	Economic Value at December 31, 2014	Estimated Value Rates Shocked
(Dollars in thousands)			+100 bp	+200 bp	+300 bp	+400 bp	+500 bp	-10 bp
Assets:
Cash	$3,627	$3627	$3,627	$3,627	$3,627	$3,627	$3,627	$3,627
Interest Bearing Balances	22,008	22,080	21,952	21,825	21,753	21,574	21,449	22,093
Federal funds sold and Resells	—	—	—	—	—	—	—	—
HTM Securitues	14,139	14,398	13,592	12,713	11,910	11,115	10,498	14,566
AFS Securities	502	502	480	461	444	428	414	504
Net Loans and Leases	101,936	98,314	92,333	86,980	80,954	76,470	72,439	98,951
All Other Assets	8,474	8,705	8,539	8,404	8,297	8,213	8,143	8,723
Total Assets	$150,686	$147,626	$140,523	$134,010	$126,985	$121,427	$116,570	$148,464
Liabilities:
NonMaturity Deposits	35,298	33,485	32,116	31,529	31,238	$31,051	31,004	33,796
Small CDs(1)	34,943	35,170	34,748	34,387	34,115	33,825	33,612	35,219
Large CDs(1)	26,650	26,715	26,398	26,118	25,903	25,666	25,497	26,753
Fed Funds Purchased and Resold	—	—	—	—	—	—	—	—
Federal Home Loan Bank advances	15,750	16,246	15,995	15,748	15,514	15,270	15,039	16,272
Other Borrowings	1,683	1,689	1,497	1,334	1,195	1,075	972	1,710
All Other Liabilities	548	548	546	540	540	541	541	556
Total Liabilities	$114,872	$113,853	$111,300	$109,656	$108,505	$107,428	$106,665	$114,306
Total equity	$35,814	$33,773	$29,223	$24,354	$18,480	$13,999	$9,905	$34,158
$ Change in Economic Value of Equity			$(4,551)	$(9,420)	$(15,294)	$(19,775)	$(23,868)	$385
% Depreciaton in Equity Value			-13.47%	-27.89%	-45.28%	-58.55%	-70.67%	1.14%
Recommended maximum decline(2)			-15.00%	-20.00%	-25.00%	-30.00%	-35.00%	-15.00%
Economic Value to Book Value of Equity		94.30%	81.60%	68.00%	51.60%	39.09%	27.66%	95.38%
Equity to Assets		22.88%	20.80%	18.17%	14.55%	11.53%	8.50%	23.01%
We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity.
Liquidity Management.   Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds available to meet short-term liquidity needs consist of deposit inflows, loan repayments and maturities and sales of investment securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $15.2 million. Securities classified as available-for-sale, amounting to $502,000 at December 31, 2014, provide an additional source of liquidity. In addition, at December 31, 2014, we had the ability to borrow a total of approximately $40.0 million from the Federal Home Loan Bank of Atlanta. At December 31, 2014, we had $15.8 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at December 31, 2014.
At December 31, 2014, we had no in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2015 totaled $31.3 million, or 50.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2014. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table represents our contractual obligations as of December 31, 2014.
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual obligations:
Certificates of deposit	$61,593	$31,278	$22,927	$7,388	$—
Operating lease obligations	686	111	169	167	239
Federal Home Loan Bank of Atlanta advances and other borrowings	15,750	3,750	12,000	—	—
Post-retirement benefits	410	91	112	42	165
Total	$78,439	$35,230	$35,208	$7,597	$404

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

Financing and Investing Activities
Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements,” and note 11 of the notes to consolidated financial statements.
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
Off-Balance Sheet Arrangements.   In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and letters of credit.
For the years ended December 31, 2014 and 2013, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
Effect of Inflation and Changing Prices
The consolidated financial statements and related financial data presented in this Annual Report on Form 10-K have been prepared according to generally accepted accounting principles in the United States, which require the measurement of financial positions and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
This item is not applicable as the Company is a smaller reporting company.
Item 8.      Financial Statements and Supplementary Data
The information required by this item is included herein beginning on F-1.
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
(a)   Disclosure Controls and Procedures
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
(b)   Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c)   Changes to Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers of the Registrant
Board of Directors
For information concerning MB Bancorp’s board of directors, the information contained under the section captioned “Item 1—Election of Directors” in MB Bancorp’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
Executive Officers
For information relating to officers of MB Bancorp, the information contained under Part I, Item 1, captioned “Business—Executive Officers of the Registrant” in this Annual Report on Form 10-K is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
For information regarding the audit committee and audit committee financial expert of MB Bancorp, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at http://mbofmd.com/stockholder-information.aspx.
Item 11.    Executive Compensation
The information regarding executive compensation is set forth under the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder               Matters
(a) and (b) Security Ownership of Certain Beneficial Owners and Management.
Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.
(c) Changes in Control.   Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.
(d) Equity Compensation Plans.
Not applicable.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Transactions with Related Persons” and “Corporate Governance and Board Matters” in the Proxy Statement and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information relating to the principal accountant fees and services is set forth under the section captioned “Audit Related Matters” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) List of Documents Filed as Part of this Report
(1) Financial Statements.   The following consolidated financial statements are incorporated by reference from Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014
and 2013
Consolidated Statements of Equity for the Years Ended December 31, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013
Notes to Consolidated Financial Statements
(b) Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Employment Agreement between MB Bancorp, Inc. and Julia A. Newton+
10.2	Employment Agreement between Madison Bank of Maryland and Julia A. Newton+
10.3	Employment Agreement between MB Bancorp, Inc. and Lawrence W. Williams+
10.4	Employment Agreement between Madison Bank of Maryland and Lawrence W. Williams+
10.5	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick+
10.6	Two-Year Change in Control Agreement between Madison Bank of Maryland and Robin L. Taylor+
21.1	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Loss; (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

+
Management contract or compensatory agreement or arrangement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-198700), as amended, initially filed with the Securities and Exchange Commission on September 12, 2014.

(c) Financial Statement Schedules.   All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary

STEGMAN
& COMPANY
CERTIFIED PUBLIC ACCOUNTANTS AND
MANAGEMENT CONSULTANTS SINCE 1915

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
MB Bancorp, Inc.
Forest Hill, Maryland

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Stegman & Company

Baltimore, Maryland
March 31, 2015

Member AGN INTERNATIONAL

CERTIFIED PUBLIC ACCOUNTANTS ANDMANAGEMENT CONSULTANTS SINCE 1915REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMTo the Board of DirectorsMB Bancorp, Inc.Forest Hill, MarylandWe have audited the accompanying consolidated balance sheets of MB Bancorp, Inc. andSubsidiaries (the "Company") as of December 31, 2014 and 2013, and the related statements ofoperations, comprehensive loss, equity, and cash flows for each of the years in the two-yearperiod ended December 31, 2014. The Company's management is responsible for theseconsolidated financial statements. Our responsibility is to express an opinion on theseconsolidated financial statements based on our audits.We conducted our audits in accordance with the standards of the Public CompanyAccounting Oversight Board (United States). Those standards require that we plan and performthe audit to obtain reasonable assurance about whether the consolidated financial statements arefree of material misstatement. The Company is not required to have, nor were we engaged toperform, an audit of its internal control over financial reporting. Our audit included considerationof internal control over financial reporting as a basis for designing audit procedures that areappropriate in the circumstances, but not for the purpose of expressing an opinion on theeffectiveness of the Company's internal control over financial reporting. Accordingly, weexpress no such opinion. An audit also includes examining, on a test basis, evidence supportingthe amounts and disclosures in the financial statements, assessing the accounting principles usedand significant estimates made by management, as well as evaluating the overall financialstatement presentation. We believe that our audits provide a reasonable basis for our opinion.In our opinion, the consolidated financial statements referred to above present fairly, inall material respects, the financial position of MB Bancorp, Inc. and Subsidiaries as ofDecember 31, 2014 and 2013, and the results oftheir operations and their cash flows for each ofthe years in the two-year period ended December 31, 2014 in conformity with accountingprinciples generally accepted in the United States of America.Baltimore, MarylandMarch 31,2015Suite 100, 405 East Joppa Road Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman. comMember AGN

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
	As of December 31, 2014	As of December 31, 2013
ASSETS
Cash and due from banks	$3,626,464	$2,276,693
Interest bearing deposits in other banks	11,562,798	1,733,922
Total cash and cash equivalents	15,189,262	4,010,615
Other interest-bearing deposits in other banks	10,445,000	3,536,000
Investment securities available-for-sale – at fair value	502,475	488,056
Investment securities held to maturity – amortized cost	14,138,596	14,192,795
Loans, net of unearned fees	103,666,885	114,617,783
Less allowance for loan losses	(1,730,936)	(1,790,105)
Loans, net	101,935,949	112,827,678
Real estate ground rents	842,059	848,459
Less allowance for credit losses	(139,025)	(131,076)
Ground rents, net	703,034	717,383
Federal Home Loan Bank stock, at cost	929,000	984,300
Property and equipment – net	3,907,229	4,024,215
Real estate held for sale	—	443,225
Deferred income taxes	1,119,937	1,436,767
Bank-owned life insurance	847,348	796,997
Other real estate owned	378,907	452,078
Accrued interest receivable and other assets	588,004	695,485
TOTAL ASSETS	$150,684,741	$144,605,594
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$98,472,544	$107,622,213
Federal Home Loan Bank advances	15,750,000	17,750,000
Deferred compensation liability	318,182	356,001
Accounts Payable and other liabilities	329,984	375,470
Total liabilities	114,870,710	126,103,684
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at December 31, 2014	21,160	—
Additional paid-in capital	20,143,908	—
Retained earnings – substantially restricted	17,317,651	18,494,449
Accumulated other comprehensive income	14,708	7,461
Unearned ESOP shares	(1,683,396)	—
Total stockholders’ equity	35,814,031	18,501,910
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,684,741	$144,605,594

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$4,522,791		$4,832,839
Interest on federal funds sold and other investments	39,514		54,297
Interest and dividends on investment securities	508,625		473,208
Total interest income	5,070,930		5,360,344
INTEREST EXPENSE:
Interest on deposits	821,528		1,011,739
Interest on short-term borrowings	15,432		5,034
Interest on long term borrowings	506,154		506,154
Total interest expense	1,343,114		1,522,927
NET INTEREST INCOME	3,727,816		3,837,417
PROVISION FOR LOAN LOSSES	810,189		883,650
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,917,627		2,953,767
NON-INTEREST INCOME:
Service charges on deposit accounts	13,605		14,603
Fees and charges on loans	46,483		40,407
Increase in cash surrender value of life insurance	50,351		97,113
Gain (loss) on sale of other real estate owned	1,230		(1,482)
Gain on sale of real estate held for sale	130,762		14,568
Loss on disposal of equipment	—		(689)
Ground rent fees	42,886		39,571
Other income	24,022		41,267
Total non-interest income	309,339		245,358
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,235,179		2,416,053
Occupancy expenses	455,335		425,632
Furniture and equipment expenses	66,863		85,954
Legal and professional expenses	200,331		176,341
Data processing and other outside services	245,569		240,684
FDIC insurance premiums	119,565		128,354
Advertising and marketing related expenses	61,919		76,548
Provision for loss on other real estate owned	117,500		475,736
Provision for loss on other real estate held for sale	—		51,950
Provision for loss on ground rents	6,949		20,021
Other expenses	599,376		528,160
Total non-interest expenses	4,108,586		4,625,433
LOSS BEFORE INCOME TAXES (BENEFIT)	(881,620)		(1,426,308)
INCOME TAX EXPENSE (BENEFIT)	295,178		(500,268)
NET LOSS	$(1,176,798)		$(926,040)
Basic earnings per share	$(.60)	$	N/A
Diluted earnings per share	$(.60)	$	N/A

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For the Years Ended
	December 31, 2014	December 31, 2013
NET LOSS	$(1,176,798)	$(926,040)
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	12,169	(25,366)
Income taxes on unrealized losses (gains) arising during the period	(4,922)	9,796
	7,247	(15,570)
COMPREHENSIVE LOSS	$(1,169,551)	$(941,610)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES AT JANUARY 1, 2013	$—	$—	$19,420,489	$—	$23,031	$19,443,520
Net loss	—	—	(926,040)	—	—	(926,040)
Net unrealized gain on available-for sale securities, net of tax benefit of ($9,796)	—	—	—	—	(15,570)	(15,570)
BALANCES AT DECEMBER 31, 2013	$—	$—	$18,494,449	$—	$7,461	$18,501,910
BALANCES AT JANUARY 1, 2014	$—	$—	$18,494,449	$—	$7,461	$18,501,910
Net Loss	—	—	(1,176,798)	—	—	(1,176,798)
Net unrealized gain on available-for sale securities, net of tax of $4,922	—	—	—	—	7,247	7,247
Issuance of common stock	21,160	20,143,628	—	—	—	20,164,788
Funds borrowed to purchase stock by Employee Stock Ownership Plan	—	—	—	(1,692,800)	—	(1,692,800)
ESOP shares released	—	280	—	9,404	—	9,684
Balance, December 31, 2014	$21,160	$20,143,908	$17,317,651	$(1,683,396)	$14,708	$35,814,031

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,176,798)	$(926,040)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expense	158,527	179,851
Increase in cash surrender value of life insurance	(50,351)	(97,113)
Net amortization/accretion of premiums and discounts	294	(6,004)
Provision for loan losses	810,189	883,650
Provision for ground rent losses	6,949	20,021
Decrease (increase) in deferred income taxes	312,271	(487,314)
Provision for loss on other real estate owned	117,500	475,736
Provision for loss on other real estate held for sale	—	51,950
(Gain) Loss on sale of other real estate owned	(1,230)	1,482
Increase in accrued interest and other assets	107,481	873,659
Loss on disposal of equipment	—	689
Gain on sale of real estate held for sale	(130,762)	(14,568)
Decrease in deferred compensation liability	(37,819)	(57,889)
(Decrease) increase in accounts payable and other liabilities	(45,486)	143,217
Net cash provided by operating activities	70,765	1,041,327
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in other interest bearing deposits in other banks	(6,909,000)	1,942,000
Purchase of available-for-sale investments	(120,354)	—
Proceeds from calls/repayments of available-for-sale investments	116,703	186,228
Purchase of held-to-maturity investments	(967,930)	(4,997,599)
Proceeds from maturity/repayments of held-to-maturity investments	1,029,069	3,999,013
Net decrease in loans	10,007,694	4,775,769
Proceeds from redemption of bank owned life insurance	—	263,760
Proceeds from sale of ground rents	7,400	3,792
Proceeds from sale of other real estate owned	2,468	314,538
Proceeds from private mortgage insurance	22,083	—
Proceeds from sale of real estate held for sale	573,987	139,064
Purchase of property, plant and equipment	(41,541)	(18,858)
Net decrease (increase) in Federal Home Loan Bank stock	55,300	(222,300)
Net cash provided by investing activities	3,775,879	6,385,407
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(9,149,669)	$(14,666,479)
Federal Home Loan Bank advances	7,750,000	5,750,000
Federal Home Loan Bank repayments	(9,750,000)	—
Sale of common stock	20,164,788	—
Purchase of Employee Stock Ownership Plan	(1,692,800)	—
ESOP shares released	9,684	—
Net cash (used in) provided by financing activities	7,332,003	(8,916,479)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,178,647	(1,489,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,010,615	5,500,360
CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,189,262	$4,010,615
Supplemental cash flow information:
Interest paid	$1,343,038	$1,523,816
Income taxes paid	$—	$—
Noncash:
Transfer of loans to other real estate owned	$67,650	$102,449
Transfer of other real estate owned to other assets	$—	$—
Transfer of property to real estate held for sale	$—	$495,175

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
1.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 2002, Bohemian American Federal Savings and Loan Association, Inc., incorporated in 1899 in the State of Maryland, merged with Madison & Bradford Federal Savings & Loan Association, incorporated in 1904 in the State of Maryland, to form Madison Bohemian Savings Bank. On September 1, 2009 Madison Bohemian Savings Bank changed its name to Madison Bank of Maryland (the “Bank”). The Bank’s principal business is providing mortgage and consumer loans in Baltimore and Harford County. The Bank also provides construction and lot loans. Significant accounting policies followed by the Bank are presented below.
On August 26, 2014, the Bank’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank form of organization, which was subsequently approved by the Bank’s members. The Plan included the formation of the Company to own all of the outstanding capital stock of the Bank. On December 29, 2014, the Bank completed its mutual-to-stock conversion. On that date, the Bank became the wholly owned subsidiary of the Company and the Company sold 2,116,000 shares of its common stock for gross offering proceeds of $21,160,000.
The cost of conversion and issuing and selling the capital stock was deducted from the proceeds of the offering. The Bank incurred $995,212 in conversion cost, which was recorded in prepaid expenses and other assets on the Consolidated Balance Sheet. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company’s common stock. The conversion will be accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.
Principles of Consolidation
The consolidated financial statements include the accounts of MB Bancorp, Inc. (“The Company”) and it’s wholly owned subsidiaries, Madison Bank of Maryland (“The Bank”), 1920 Rock Spring Road, LLC formed in 1998 to own and hold real estate and Mutual, LLC formed in 2011 to hold other real estate owned. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices in the banking industry.
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
Reclassification
During the year ended December 31, 2014, the Bank reclassified the presentation of ground rent fees from interest income to non-interest income. In addition, the provision for ground rent losses was reclassified into non-interest expense. Prior periods presented were adjusted accordingly. The reclassification did not have an effect on previously reported net income (losses).
Cash and Cash Equivalents
The Company has included cash and due from banks, interest-bearing deposits in other banks with original maturities of 90 days or less, and federal funds sold and other overnight investments as cash and cash equivalents for the purpose of reporting cash flows.
Investments Securities
As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in accumulated other comprehensive income, a separate component of equity, on an after-tax basis. Realized gains and losses, using the specific identification method, are included as a separate component of noninterest income. Premiums and discounts on investment securities are amortized/accreted to the earlier of call or maturity. Investments in Federal Home Bank stock are excluded from securities classified as available for sale and are carried at cost.
Declines in the fair value of individual available for sale or held to maturity securities below their cost that are other than temporary, result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether another-than-temporary impairment has occurred include, among others, a downgrading of the security by the rating agency or a significant deterioration in the financial condition of the issuer.
Management systematically evaluates investment securities for other-than-temporary declines in fair value on a quarterly basis. This analysis requires management to consider various factors, which include (1) duration and magnitude of the decline in value, (2) the financial condition of the issuer or issuers and (3) the structure of the security.
An impairment loss is recognized in earnings only when (1) the Company intends to sell the debt security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Company intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.
Loans
Loans are stated at the principal amount outstanding net of any deferred fees and costs. Interest income on loans is accrued at the contractual rate on the principal amount outstanding. It is the Company’s policy to discontinue the accrual of interest when circumstances indicate that collection is doubtful. Direct loan origination fees, net of direct loan origination costs, are amortized or accreted over the contractual life of the loan using the interest method.
Loans are considered impaired when, based on current information; it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balance homogeneous credits such as residential real estate and consumer installment loans, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of “minimal delay” in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower’s ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.
A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower that the Company would not otherwise consider to a borrower of comparable risk and placed on non-accrual status. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive monthly payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of one year.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The Company maintains an allowance for loan losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.
The allowance for loan losses represents an estimation done pursuant to either Accounting Standards Codification (“ASC”) Topic 450 “Contingencies” or Topic 310 “Receivables.” The Company uses a loan grading system where loans are graded based on management’s evaluation of the risk associated with each loan. A factor, based on the loan grading is applied to the loan allowance to provide for losses. In addition, management judgmentally establishes an additional nonspecific reserve. The nonspecific portion of the allowance reflects management’s estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlates perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. The adequacy of the allowance is determined through careful and continuous evaluation of the loan portfolio, which involves the consideration of a number of factors to establish a prudent level. Determination of the allowance is inherently subjective and requires significant estimates, including estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends, which may be susceptible to significant change.
While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future the Bank’s regulators or the economic environment will not require further increases in the allowance.
Real Estate Ground Rents
Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. The Company’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation. Under Maryland law, homeowners are required to pay the ground rent owner an annual fee that is stated in the original ground rent deed. The fee is typically 6% of the original value of the land as stipulated in the deed and is paid biannually. In addition, Maryland law stipulates that ground rent owners are required to sell or redeem the ground rent to the homeowner when requested. The redemption price on the ground rent is the lesser of the annual ground rent fee divided by a statutory redemption rate, which ranges from 6% to 12%, or the contractual sales price. Maryland also limits the collection of ground rent fees to amounts due for three years or less.

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2014 and 2013, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $842,059 and $848,459 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2014 and 2013, the Company had $139,025 and $131,076 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization computed using the straight-line method. Premises and equipment are depreciated over the useful lives of the assets. Useful lives range from five to ten years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment. Maintenance and repairs are charged to expense as incurred, while improvements, which extend the useful life, are capitalized and depreciated over the estimated remaining life of the asset.
Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.
Bank-Owned Life Insurance
The Bank purchased single-premium life insurance policies on certain former officers and directors of the Bank. The net cash surrender value of those policies is classified in other assets. Appreciation in the value of the insurance policies is classified in non-interest income.
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
Earnings Per Share
Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the year ended December 31, 2014 are as follows:
	2014
	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,176,798)	1,947,190	$(0.60)
Diluted EPS
Effect of dilutive shares	—	—	—
Net Income available to shareholders	$(1,176,798)	1,947,190	$(0.60)

Advertising Costs
Advertising costs are generally expensed as incurred.
Income Taxes
The Bank uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense. Tax years subsequent to December 31, 2010 remain subject to examination by Federal and State of Maryland jurisdictions.
ASC Topic 740, “Income Taxes,” provides clarification on accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Bank has not identified any income tax uncertainties.
Supplemental Executive Retirement Plans (“SERP”)
The Bank has SERP’s with various former officers and directors of the Bank. The liabilities under the majority of the agreements are capped at the cash values of insurance policies that have been purchased to fund the policies. The liability for a director who has already attained retirement age has been calculated on the present value of payments under the plan. There is also life insurance to protect the Bank under this director’s plan.
Recognition of Deferred Tax Valuation Allowance
As of December 2014, the Bank recorded a provision for loan losses totaling $810,189 and a provision for losses on other real estate owned of  $117,500. The provision for loan losses was principally the result of the third quarter receipt of an updated appraisal on a land loan and the establishment of an unallocated reserve of  $250,000. The provision on other real estate owned was the result of reducing the sales prices of properties below the fair value previously estimated. The impairment identified on the land loan was charged-off in September. In addition, the Bank has four impaired loans that were scheduled for foreclosure in the quarter ended December 31, 2014. The Bank is in receipt of current appraisals, which did not include interior inspections, on the properties. The Bank’s recent experience indicates that foreclosed properties had interior damage that was only discovered upon the Bank’s inspection at the time of possession and consequently resulted in losses in excess of the original fair value estimate (i.e., appraised values or listed sales price less estimated selling costs). Based on the appraisals discussed above, our exterior inspection of the properties currently in the process of foreclosure and the Bank’s correspondence with the borrowers, an unallocated reserve of  $250,000 was established at September 30, 2014. Excluding the establishment of the unallocated reserve, the Bank’s methodology for computing the allowance for loan losses did not change from prior periods.
The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax of  $881,620 for the period ended December 31, 2014. As of December 31, 2014 the deferred tax asset for the net operating loss was estimated at approximately $841,000. As a result, the Bank became in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000.

Subsequent Events
The Bank has evaluated subsequent events for potential recognition and/or disclosure through the date of the independent auditors’ report.
2.
INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$238,771	$10,256	$—	$249,027
FNMA certificates	154,693	9,837	—	164,530
GNMA certificates	85,049	3,869	—	88,918
Total mortgage-backed securities	478,513	23,962	—	502,475
Total investments available-for-sale	$478,513	$23,962	$—	$502,475

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$296,882	$5,949	$—	$302,831
FNMA certificates	179,018	6,207	—	185,225
Total mortgage-backed securities	475,900	12,156	—	488,056
Total investments available-for-sale	$475,900	$12,156	$—	$488,056

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:
	December 13, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997,159	$10,400	$(15,159)	$4,992,400
FNMA bonds	1,000,000	—	(25,800)	974,200
FFCB bonds	3,000,000	300	(67,000)	2,933,300
Total U.S. Government securities	8,997,159	10,700	(107,959)	8,899,900
Mortgage-backed securities:
FHLMC certificates	1,465,946	107,483	—	1,573,429
FNMA certificates	3,180,972	202,762	—	3,383,734
GNMA certificates	494,519	46,850	—	541,369
Total mortgage backed securities	5,141,437	357,095	—	5,498,532
Total investments held-to-maturity	$14,138,596	$367,795	$(107,959)	$14,398,432

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,996,831	$—	$(338,431)	$4,658,400
FNMA bonds	1,000,000	—	(99,300)	900,700
FFCB bonds	3,000,000	—	(325,000)	2,675,000
Total U.S. Government securities	8,996,831	—	(762,731)	8,234,100
Mortgage-backed securities:
FHLMC certificates	1,907,776	117,249	—	2,025,025
FNMA certificates	2,715,209	125,099	—	2,840,308
GNMA certificates	572,979	32,831	—	605,810
Total mortgage backed securities	5,195,964	275,179	—	5,471,143
Total investments held-to-maturity	$14,192,795	$275,179	$(762,731)	$13,705,243

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2014 and 2013 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At December 31, 2014 and 2013, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.
	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	4,889,200	(107,959)	4,889,200	(107,959)
Total temporarily impaired securities	$—	$—	$4,889,200	$(107,959)	$4,889,200	$(107,959)

	December 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	8,234,100	(762,731)	—	—	8,234,100	(762,731)
Total temporarily impaired securities	$8,234,100	$(762,731)	$—	$—	$8,234,100	$(762,731)

The scheduled maturities of debt securities at December 31, 2014 were as follows:
	Amortized Cost	Fair Value
Due over one year through five years	$999,375	$999,300
Due over five years through ten years	3,000,000	2,983,800
Due after ten years	4,997,784	4,916,800
Mortgage-backed securities	5,619,950	6,001,007
Total	$14,617,109	$14,900,907

3.
LOANS RECEIVABLE

Loans receivable consist of the following:
	December 31, 2014	December 31, 2013
Secured by real estate:
Residential:
One-to four-family	$83,227,135	$90,638,130
Multi-family	2,160,029	2,216,388
Total	85,387,164	92,854,518
Non-residential	9,230,011	10,927,468
Construction and land loans	4,855,686	6,159,701
Home equity line of credit (“HELOC”)	5,106,174	5,664,949
Consumer and other loans:
Loans to depositors, secured by savings	5,460	12,348
	104,584,495	115,618,984
Add:
Net (discount) premium on purchased loans	(8,430)	(2,233)
Unamortized net deferred costs	35,146	43,501
Less:
Undisbursed portion of construction loans	(897,066)	(983,059)
Unearned net loan origination fees	(47,260)	(59,410)
Less allowance for loan losses	(1,730,936)	(1,790,105)
Loans receivable, net	$101,935,949	$112,827,678

The risks associated with lending activities differ among the various loan types and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans and impact the associated collateral.
Residential real estate includes mortgage loans with the underlying one- to four-family or multi-family residential property (primarily owner-occupied) securing the debt. The Bank’s attempt to minimize risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including debt-to-income ratios and underwriting standards which limit the loans-to-value ratio to generally no more than 80% unless the borrower obtains private mortgage insurance.
Residential real estate also includes home equity loans and lines of credit. These present a slightly higher risk to the Bank than one-to four-family first lien mortgages as they can be first or second liens on the underlying property. These loans are generally limited with respect to loan-to-value ratios and the credit worthiness of the borrower is considered including debt-to-income ratios.
Non-residential real estate includes various types of loans which have differing levels of credit risk associated with them. Owner-occupied commercial real estate loans are generally dependent upon the successful operation of the borrower’s business, with cash flows generated from the business being the primary source of loan repayment. If the business suffers a downturn in sales or profitability, the borrower’s ability to repay the loan could be in jeopardy. The Bank, attempts to minimize this credit risk through its underwriting standards which include the credit worthiness of the borrower, a limitation on loan amounts to the value of the property securing the loan, and an evaluation of debt service coverage ratios. Non-owner occupied commercial real estate loans present a different credit risk to the Bank than owner-occupied commercial real estate, as the repayment of the loan is dependent upon the borrower’s ability to generate a sufficient level of occupancy to produce rental income that exceeds debt service requirement and operating expenses. Lower occupancy or lease rates may result in a reduction in cash flows, which hinder the ability of the borrower to meet debt service requirements, and may result in lower collateral values. The Bank generally follows the same underwriting standards for these loans as with owner occupied commercial real estate, but recognizes the greater risk inherent in these credit relationships in its loan pricing.
Construction and land loans consist of one- to four-family residential construction and land development loans. The risk of loss on these loans is largely dependent on the Bank’s ability to assess the property’s value at the completion of the project. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Bank must rely upon other repayment sources, including the borrowers and/or guarantors of the project or other collateral securing the loan. The Bank attempts to mitigate credit risk through strict underwriting standards including evaluation of the credit worthiness of the borrowers and their success in other projects, adequate loan-to-value ratios and continual monitoring of the project during its construction phase.
Consumer loans consist primarily of loans secured by the borrower’s deposit balance at the Bank. As these loans are typically 100% secured by savings and certificate of deposits, the risk of credit loss is not deemed significant.
The Bank maintains an allowance for loan losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets is subject to review by the OCC and the FDIC. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulatory guidelines.
The Bank provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition is estimating probable losses. We regularly review the loan portfolio and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”). The allowance for loan losses consists of two components:
•
Specific allowances are only established for non-collateral dependent troubled-debt restructured loans and are established at the modification date of the troubled loan. The specific valuation allowance is computed as the excess of the loan’s expected cash flow based on the remaining original loan terms and the expected cash flow of the corresponding modified loan discounted at the original loan rate. As long as the borrower performs under the terms of the modification agreement, on a monthly basis we recalculate the specific valuation using the discounted cash-flow method described above. If the borrower fails to perform under the modification agreement, we will treat the loan as a collateral dependent and measure the loss by using the fair value of the collateral less disposition costs.

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
Allowance for loan losses and recorded investment in loans for the year ended December 31, 2014 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,585,978	$126,647	$77,480	$—	$1,790,105
Charge-offs	(124,455)	(38,500)	(721,500)	—	(884,455)
Recoveries	1,883	13,214	—	—	15,097
Provisions	(235,816)	(22,063)	818,068	250,000	810,189
Ending balance	$1,227,590	$79,298	$174,048	$250,000	$1,730,936
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$44,684	$—	$—	$—	$44,684
Ending balance: collectively evaluated for impairment	$1,182,906	$79,298	$174,048	$250,000	$1,686,252
Loans:
Ending balance: individually evaluated for impairment . .	$5,279,517	$1,979,140	$2,239,901	$—	$9,498,558
Ending balance: collectively evaluated for impairment . .	$85,219,281	$7,250,871	$2,615,785	$—	$95,085,937

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2013 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,404,953	$131,356	$88,005	$1,624,314
Charge-offs	(662,647)	—	(103,250)	(765,897)
Recoveries	48,038	—	—	48,038
Provisions	795,634	(4,709)	92,725	883,650
Ending balance	$1,585,978	$126,647	$77,480	$1,790,105
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$59,596	$—	$—	$59,596
Ending balance: collectively evaluated for impairment. .	$1,526,382	$126,647	$77,480	$1,730,509
Loans:
Ending balance: individually evaluated for impairment	$5,576,558	$1,634,460	$2,874,212	$10,085,230
Ending balance: collectively evaluated for impairment	$92,955,257	$9,293,008	$3,285,489	$105,533,754

Credit risk profile by internally assigned classification as of December 31, 2014 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$85,231,070	$7,420,183	$2,615,785	$95,267,038
Special mention	2,793,258	—	143,709	2,936,967
Substandard	2,474,470	1,809,828	2,096,192	6,380,490
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$90,498,798	$9,230,011	$4,855,686	$104,584,495

Credit risk profile by internally assigned classification as of December 31, 2013 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$91,989,981	$8,564,098	$2,881,766	$103,435,845
Special mention	3,440,414	728,910	470,635	4,639,959
Substandard	3,101,420	1,634,460	2,807,300	7,543,180
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$98,531,815	$10,927,468	$6,159,701	$115,618,984

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

•
Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•
Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•
Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the year ended December 31, 2014 (unaudited) is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,388,856	$1,979,140	$2,239,901	$8,607,897
Unpaid principal balance	5,204,137	2,021,495	3,259,913	10,485,545
Average recorded investment, for the twelve months ended December 31, 2014	4,576,724	2,640,407	2,690,537	9,907,668
Interest income recognized	250,727	66,244	107,052	424,023
Interest income foregone	90,833	48,249	8,133	147,215
With an allowance recorded:
Recorded investment	890,661	—	—	890,661
Unpaid principal balance	890,661	—	—	890,661
Related allowance	44,684	—	—	44,684
Average recorded investment, for the twelve months ended December 31, 2014	898,200	—	—	898,200
Interest income recognized	33,574	—	—	33,574
Interest income foregone	4,128	—	—	4,128
Total
Recorded investment	5,279,517	1,979,140	2,239,901	9,498,558
Unpaid principal balance	6,094,798	2,021,495	3,259,913	11,376,206
Related allowance	44,684	—	—	44,684
Average recorded investment, for the twelve months ended December 31, 2014	5,474,924	2,640,407	2,690,537	10,805,868
Interest income recognized	284,301	66,244	107,052	457,597
Interest income foregone	94,961	48,249	8,133	151,343

Impaired loans as of and for the year ended December 31, 2013 are as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,198,789	$1,634,460	$2,874,212	$8,707,461
Unpaid principal balance	5,254,860	1,654,030	3,145,406	10,054,296
Average recorded investment	4,941,424	1,568,048	3,070,950	9,580,422
Interest income recognized	147,230	18,700	20,176	186,106
Interest income foregone	159,006	33,301	117,251	309,558
With an allowance recorded:
Recorded investment	1,377,769	—	—	1,377,769
Unpaid principal balance	1,430,986	—	—	1,430,986
Related allowance	59,596	—	—	59,596
Average recorded investment	1,212,257	—	—	1,212,257
Interest income recognized	56,346	—	—	56,346
Interest income foregone	649	—	—	649
Total
Recorded investment	5,576,558	1,634,460	2,874,212	10,085,230
Unpaid principal balance	6,685,846	1,654,030	3,145,406	11,485,282
Related allowance	59,596	—	—	59,596
Average recorded investment	6,153,681	1,568,048	3,070,950	10,792,679
Interest income recognized	203,576	18,700	20,176	242,452
Interest income foregone	159,655	33,301	117,251	310,207
An aged analysis of past due loans as of December 31, 2014 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$88,268,332	$8,932,062	$4,663,643	$101,864,037
30 – 59 days past due	980,964	—	—	980,964
60 – 89 days past due	154,021	—	—	154,021
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	1,095,481	297,949	192,043	1,585,473
Total past due	2,230,466	297,949	192,043	2,720,458
Total	$90,498,798	$9,230,011	$4,855,686	$104,584,495

An aged analysis of past due loans as of December 31, 2013 is as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$93,822,281	$9,925,313	$5,738,164	$109,485,758
30 – 59 days past due	1,882,589	455,712	—	2,338,301
60 – 89 days past due	168,279	273,199	238,867	680,345
Greater than 90 day past due and still accruing	57,713	—	—	57,713
Greater than 90 days past due	2,600,953	273,244	182,670	3,056,867
Total past due	4,709,534	1,002,155	421,537	6,133,226
Total	$98,531,815	$10,927,468	$6,159,701	$115,618,984

Non-performing loans as of December 31, 2014 are as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$866,383	$1,367,958	$64,272	$2,298,613
Other non-accrual loans	916,845	—	127,771	1,044,616
Total non-accrual loans	1,783,228	1,367,958	192,043	3,343,229
Accruing troubled debt restructured loans	2,538,694	227,057	1,904,149	4,669,900
Total	$4,321,922	$1,595,015	$2,096,192	$8,013,129

Non-performing loans as of December 31, 2013 are as follows:
	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$901,760	$1,634,460	$2,624,631	$5,160,851
Other non-accrual loans	2,140,608	—	182,670	2,323,278
Total non-accrual loans	3,042,368	1,634,460	2,807,301	7,484,129
Accruing troubled debt restructured loans	2,373,741	—	66,911	2,440,652
Total	$5,416,109	$1,634,460	$2,874,212	$9,924,781

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
The following includes loans classified as troubled debt restructurings during the year ended December 31, 2014.
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	1	$357,156	$357,156
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	1	$357,156	$357,156

The following includes loans classified as troubled debt restructurings during the year ended December 31, 2013.
	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	3	$259,253	$259,253
Non-residential real estate	4	1,400,410	1,400,410
Construction and land	—	—	—
Total	7	$1,659,663	$1,659,663

The following includes loans classified as troubled debt restructurings that subsequently defaulted during the year ended December 31, 2014.
During the Year Ended December 31, 2014
	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	1	64,272
The following includes loans classified as troubled debt restructures that subsequently defaulted during the year ended December 31, 2013.
	During the Year Ended December 31, 2013
	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	2	$39,818
Non-residential real estate	1	265,919
Construction and land	—	—
Loans serviced by the Bank for the benefit of others totaled $450,230 and $464,849 at December 31, 2014 and 2013, respectively.
4.
PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classification as follows at:
	December 31, 2014	December 31, 2013
Land	$1,017,717	$1,017,717
Buildings	4,320,320	4,306,795
Furniture, fixtures and equipment	1,071,239	1,043,222
	6,409,276	6,367,734
Less accumulated depreciation and amortization	2,502,047	2,343,519
Total property and equipment	$3,907,229	$4,024,215

On November 14, 2013, the Bank entered into an agreement to sell the former Harford Road branch (the “Harford Road branch”) for $425,000. At December 31, 2013, the Harford Road branch is reflected on the balance sheet as real estate held for sale and is carried at its net realizable value of  $394,193. Upon settlement in 2014, the Bank incurred an additional loss of  $1,068.
On February 26, 2014, the Bank sold the former Back and Middle River branch (the “BMR branch”) for $195,000. The carrying value of the BMR branch is reflected on the balance sheet as real estate held for sale and is carried at the original cost less the accumulated depreciation balance, which was $49,032 as of December 31, 2013. Upon settlement, the Bank realized a gain of  $131,831.

The Bank is obligated under long-term operating leases for one of its branches. Rental expense under these agreements was approximately $82,727 and $78,693 for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, the minimum rental commitments under the non-cancelable operating leases are as follows:
Year Ending December 31:
2015	$75,377
2016	77,638
2017	79,967
2018	82,366
2019	84,837
2020	87,383
2021 and thereafter	151,350
$638,918

5.
DEPOSITS

Deposits are summarized as follows:
	December 31, 2014	December 31, 2013
Non-interest-bearing deposits	$842,145	$791,779
NOW and Money market	20,893,880	22,231,630
Savings	15,143,087	16,475,973
Certificates of deposit	61,593,432	68,122,831
Total deposits	$98,472,544	$107,622,213

The aggregate amount of time deposits in denominations of  $100,000 or more as of December 31, 2014 and 2013 was $26,650,235 and $28,330,902, respectively. Deposit amounts in excess of  $250,000 generally are not insured by the Federal Deposit Insurance Corporation.
At December 31, 2014, the schedule maturities of certificates of deposit are as follows:
2015	$31,277,675
2016	16,652,048
2017	6,275,181
2018	3,393,778
2019	3,994,750
2020	—
Total	$61,593,432

Executive officers’ and directors’ deposits were $454,289 and $1,162,935 at December 31, 2014 and December 31, 2013, respectively.

6.
INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:
	December 31, 2014	December 31, 2013
Deferred tax assets:
Deferred loan fees and costs, net	$4,778	$6,276
Allowance for credit losses	682,768	706,196
Deferred compensation	125,507	140,442
Allowance for ground rents	54,838	51,710
Allowance for delinquent mortgage interest	276,052	301,398
Capital loss carryforward	1,975	42,071
Contribution carryforward	384	—
Net operating loss carryforward	840,463	342,564
Allowance for real estate owned	112,866	85,734
Accrued severance	—	19,213
Total deferred tax assets	2,099,631	1,695,604
Valuation allowance	(842,623)	(42,071)
Deferred tax assets after valuation allowance	1,257,008	1,653,533
Deferred tax liabilities:
Depreciation	127,817	212,071
Unrealized gain on available-for-sale securities	9,254	4,695
Total deferred tax liabilities	137,071	216,766
Net deferred tax assets	$1,119,937	$1,436,767

Management evaluates deferred tax assets annually.
The provision for income taxes is comprised of the following:
	Years Ended December 31,
	2014	2013
Tax expense (benefit):
Current federal and state	$(17,093)	$(12,954)
Deferred tax	312,271	(487,314)
Total	$295,178	$(500,268)

A reconciliation of the provision for income taxes at the statutory federal tax rates to the Bank’s actual provision for income taxes is as follows:
	Years Ended December 31,
	2014	2013
Computed at federal statutory rates	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	0.0	(5.5)
Bank-owned life insurance income	(1.9)	(1.7)
Valuation allowance	85.2	—
Other	(15.8)	6.1
Total	33.5%	(35.1)%

During 2008, 2009, and 2010, the Bank sold mutual fund investments that resulted in cumulative capital losses of  $798,691. Since management determined that it was unlikely that the Bank would be able to fully utilize the corresponding deferred tax asset of  $315,131 before expiration of the carryforward period, a valuation allowance was established for 100% of the corresponding deferred tax asset. During the year ended December 31, 2013, capital loss carryforwards of  $692,167 and the related deferred tax asset and valuation allowance of  $273,060 expired. During the year ended December 31, 2014, capital loss carryforwards of  $101,496 and the related deferred tax asset and valuation allowance of  $40,000 expired.

The remaining capital loss carryforwards of  $5,008 expire in 2015, as will the respective related deferred tax assets of approximately $2,000. Realization depends on generating sufficient taxable capital gains before the expiration of the loss carryforward periods. The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.
At December 31, 2014, the Bank had approximately $2,100,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.
Valuation allowance for deferred taxes for the years ended December 31, 2014 and 2013 is as follows:
Valuation Allowance
Balance of December 31, 2012	$(315,131)
Expiration of capital loss carryforwards	273,060
Balance of December 31, 2013	$(42,071)
Expiration of capital loss carryforwards	40,035
Increase in valuation allowance	(840,587)
Balance of December 31, 2014	$(842,623)

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax of  $881,620 for the period ended December 31, 2014. As of December 31, 2014 the deferred tax asset for the net operating loss was estimated at approximately $841,000. As a result, the Bank became in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000.
Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of  $1,100,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2013 and 2014, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2014 and 2013; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

7.
FEDERAL HOME LOAN BANK ADVANCES

Fixed-rate borrowings from the Federal Home Loan Bank are as follows:
	Interest Rate	December 31, 2014		December 31, 2013
January 24, 2014	—%	$		$2,750,000
April 29, 2014	—			2,000,000
July 29, 2014	—			1,000,000
October 29, 2014	—		—	—
January 26, 2015	.30		2,750,000	—
January 29, 2015	.24		1,000,000
July 27, 2016	5.07		2,000,000	2,000,000
October 3, 2016	4.30		2,000,000	2,000,000
February 27, 2017	4.397		1,000,000	1,000,000
August 1, 2017	4.2675		2,000,000	2,000,000
September 14, 2017	3.65		5,000,000	5,000,000
			$15,750,000	$17,750,000

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.
The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of December 31, 2014 and 2013, there was nothing outstanding on the credit facility.
8.
RETIREMENT PLANS

In 2005, the Bank instituted a 401(k) Plan covering substantially all of its employees. The Bank recorded expense of  $50,800 and $52,196 for the years ended December 31, 2014 and December 31, 2013, respectively. The amounts contributed to the 401(k) were included in expense for the periods reported. The Board of Directors authorizes the 3% Safe Harbor contributed annually. The Board may also authorize a discretionary profit sharing contribution, but has not done so since 2005.
9.
EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Bank’s mutual to stock conversion, the Bank established the Madison Bank of Maryland Employee Stock Ownership Plan (“ESOP”) effective January 1, 2014. The ESOP is a tax-qualified defined contribution plan that is designed to invest primarily in employer stock. All employees who are age 18 or older and were employed by the Bank as of December 29, 2014 (the closing date of the Company’s initial public offering) became participants in the ESOP as of the later of January 1, 2014 or their date of hire. Individuals employed by the Bank after December 29, 2014, must complete one year of service with the Bank before they can commence participation in the ESOP.
The ESOP purchased 169,280 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a fifteen (15) year loan from the Company. The outstanding loan principal balance at December 31, 2014 was $1,683,396. The Bank makes annual contributions to the ESOP equal to the principal and interest due on the loan. Dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest in their ESOP allocations at the rate of 20% per year over a five-year period. However, in connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

The ESOP compensation expense for the year ended December 31, 2014 was $9,870. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service.
The ESOP shares were as follows as of December 31, 2014:
Shares released and allocated	940
Unearned shares	168,340
169,280
Fair value of unearned shares	$1,775,987

10.
RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2014 and 2013:
	Years Ended December 31,
	2014	2013
Balance at beginning of period	$1,063,349	$1,173,780
Additions	136,960	140,000
Repayments	(30,529)	(85,625)
Transfers	(214,305)	(164,806)
Balance at end of period	$955,475	$1,063,349

11.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2014 that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2014, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the December 31, 2014 and 2013 financial statements and the current capital requirements:
	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$26,739	33.97%	6,298	≥8.0%
Tier I capital (to risk-weighted assets)	25,746	32.70	3,149	≥4.0
Tier I capital (to adjusted total assets)	25,746	17.09	6,027	≥4.0
As of December 31, 2013:
Total risk-based capital (to risk-weighted assets)	$19,214	22.78%	6,748	≥8.0%
Tier I capital (to risk-weighted assets)	18,151	21.52	3,374	≥4.0
Tier I capital (to adjusted total assets)	18,151	12.58	5,771	≥4.0
The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.
	December 31, 2014	December 31, 2013
Total Company equity capital	$35,814	$18,502
LESS: Parent Only Equity	10,053	—
LESS: Net unrealized gains on available-for-sale securities	15	7
LESS: Disallowed deferred tax assets	—	344
Tier 1 Capital	$25,746	$18,151
Tier 1 Capital	$25,746	$18,151
Allowance for loan and lease losses includible in Tier 2 capital	993	1,063
Total risk-based capital	$26,739	$19,214

12.
OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the years ended December 31, 2014 and 2013.
	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$12,169	$4,922	$7,247
Other Comprehensive Gain	$12,169	$4,922	$7,247
Year Ended December 31, 2013
Net unrealized loss on securities available-for-sale	$(25,366)	$(9,796)	$(15,570)
Other Comprehensive Loss	$(25,366)	$(9,796)	$(15,570)

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2014 and 2013.
	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Year Ended December 31, 2014
Balance at Beginning of Year	$7,461	$7,461
Other comprehensive gain	7,247	7,247
Balance at End of Period	$14,708	$14,708

	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Year Ended December 31, 2013
Balance at Beginning of Year	$23,031	$23,031
Other comprehensive loss	(15,570)	(15,570)
Balance at End of Period	$7,461	$7,461

13.
SIGNIFICANT ESTIMATES AND CONCENTRATIONS

Generally accepted accounting principles require disclosure of information about certain significant estimates and current vulnerabilities due to certain concentrations. These matters include the following:
Interest Rate Risk
The profitability of the Bank is subject to interest rate risk. This risk is based on the gap between interest earned on loans and the rate of interest paid on deposits and Federal Home Loan Bank advances. A significant decrease in this gap could result in a decline in earnings to the Bank.
Geographic Location of Customers
The Bank’s principal business activity of providing mortgage loans is with customers located within its lending territory which is comprised mainly of Baltimore and Harford counties, Maryland. Substantially all of the Bank’s loan receivable and related incomes are collateralized by property located in this area. The Bank’s policy for owner-occupied residential collateral is to require that the loan amount not exceed 80% of the appraised value of the property at origination for conventional uninsured mortgages and 95% for insured loans. A significant decline in property values in this area could result in the Bank’s loans being under collateralized.
14.
COMMITMENTS

At December 31, 2014 and 2013, the Bank had outstanding commitments of  $0 and $923,000 to originate mortgage loans and $25,000 and $0 to originate home equity lines of credit loans, respectively. The rate on the home equity line of credit was 2.75% at December 31, 2014.
15.
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

The Bank utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale is recorded at fair value on a recurring basis. Additionally, from time to time, the Bank may be required to record at fair value all other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.
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
The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:
Investment Securities Available-for-Sale.   Investment securities available-for-sale (“AFS”) is recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in illiquid markets.
Loans.   The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2014 and 2013, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:
	Fair Value Measurements at December 31, 2014 Using:
Description	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Mortgage-backed securities:
FHLMC AFS	$249,027	$—	249,027	$—	$—	$—
FNMA AFS	164,530	—	164,530	—	—	—
GNMA AFS	88,918	—	88,918	—	—	—
Total assets measured at fair value on a recurring basis	$502,475	$—	502,475	$—	$—	$—

	Fair Value Measurements at December 31, 2013 Using:
Description	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
FHLB Bonds AFS	$—	$—	$—	$—	$—	$—
Mortgage-backed securities:
FHLMC AFS	302,831	—	302,831	—	—	—
FNMA AFS	185,225	—	185,225	—	—	—
Total assets measured at fair value on a recurring basis	$488,056	$—	$488,056	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:
	Fair Value Measurements at December 31, 2014 Using:
Description	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$5,234,833	$—	$4,388,856	$845,977	$—	$—
Commercial	1,979,140	—	1,979,140	—	—	—
Land	2,239,901	—	2,239,901	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	378,907	—	378,907	—	—	(117,500)
Total assets measured at fair value on a non-recurring basis	$9,832,271	$—	$8,986,804	$845,977	$—	$(117,500)

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.00% to 7.375%.
	Fair Value Measurements at December 31, 2013 Using:
Description	Fair Value December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$5,516,962	$—	$4,198,789	$1,318,173	$—	$—
Commercial	1,634,460	—	1,634,460	—	—	—
Land	2,874,212	—	2,874,212	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	452,078	—	452,078	—	—	(527,686)
Total assets measured at fair value on a non-recurring basis	$10,477,712	$—	$9,159,539	$1,318,173	$—	$(527,686)

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at December 31, 2014 and 2013 are as follows:
	Carrying Value December 31, 2014	Fair Value December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$15,189,262	$15,189,262	$—	$15,189,262	$—
Other interest bearing deposits in other banks	10,445,000	10,445,000	—	10,445,000	—
Investment securities	14,138,596	14,398,432	—	14,398,432	—
Federal Home Loan Bank stock	929,000	929,000	—	929,000	—
Loans, net	101,935,949	98,301,000	—	8,986,804	89,314,196
Bank owned life insurance	847,348	847,348	—	847,348	—
Accrued interest receivable	336,786	336,786	—	336,786	—
LIABILITIES
Deposits	$98,472,544	$97,673,000	$—	$—	$97,673,000
FHLB Borrowings	15,750,000	16,246,000	—	—	16,246,000

	Carrying Value December 31, 2013	Fair Value December 31, 2013	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$4,010,615	4,010,615	$—	$4,010,615	$—
Other interest bearing deposits in other banks	3,536,000	3,536,000	—	3,536,000	—
Investment securities	14,680,851	14,193,299	—	14,193,299	—
Federal Home Loan Bank stock	984,300	984,300	—	984,300	—
Loans, net	112,827,678	110,873,600	—	9,159,539	101,714,061
Bank owned life insurance	796,997	796,997	—	796,997	—
Accrued interest receivable	379,059	379,059	—	379,059	—
LIABILITIES
Deposits	$107,622,213	106,634,613	$—	$—	$106,634,613
FHLB Borrowings	17,750,000	18,813,200	—	—	18,813,200
The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2014 and 2013:
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

Impact of Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments in this ASU were effective for Madison Bank of Maryland on January 1, 2014.
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
In August 2014, FASB issues ASU-2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 will be effective for Madison Bank of Maryland on January 1, 2015 and may

be applied using either a prospective transition method or a modified retrospective transition method as described in ASU-2014-14. Madison Bank of Maryland will evaluate these amendments but does not believe they will have an impact on its financial position or results of operation.
16.
PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for MB Bancorp, Inc. for the year ended December 31, 2014.
CONDENSED BALANCE SHEET
As of December 31, 2014
ASSETS:
Cash and due from banks	$8,397,767
Loans receivable – ESOP	1,683,396
Investment in bank subsidiary	25,760,779
Other assets	16,786
TOTAL ASSETS	$35,858,728
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other liabilities	$44,697
Total liabilities	44,697
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at December 31, 2014	21,160
Additional paid-in capital	20,143,908
Retained earnings – substantially restricted	17,317,651
Accumulated other comprehensive income	14,708
Employee stock ownership plan	(1,683,396)
Total stockholders’ equity	35,814,031
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,858,728

CONDENSED STATEMENT OF OPERATIONS
Year Ended December 31, 2014
INCOME:
Interest on ESOP loan	$452
Total income	452
EXPENSE:
Interest on stock purchase refund	1,684
Non-interest expenses	27,911
Total expense	29,595
LOSS BEFORE EQUITY IN INCOME OF BANK SUBSIDIARY	(29,143)
Equity in net loss of bank subsidiary	68,322
NET LOSS	$39,179

CONDENSED STATEMENT OF CASH FLOWS
Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$39,179
Adjustment to reconcile net loss to net cash used by operating activities:
Equity in undistributed net loss of subsidiary	(68,322)
Increase in accrued interest and other assets	(16,786)
Increase in accounts payable and other liabilities	44,698
Net cash used by operating activities	(1,231)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in loan – ESOP	9,404
Investment in bank subsidiary	(10,082,394)
Net cash used by investing activities	(10,072,990)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of common stock	20,164,788
Employee Stock Ownership Plan	(1,692,800)
Net cash provided by financing activities	18,471,988
INCREASE IN CASH AND CASH EQUIVALENTS	8,397,767
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,397,767
Supplemental cash flow information:
Interest paid	$1,684
Income taxes paid	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MB BANCORP, INC.
March 31, 2015	By:	/s/ Julia A. Newton
Julia A. Newton President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Julia A. Newton Julia A. Newton	President, Chief Executive Officer and Director (principal executive officer)	March 31, 2015
/s/ Robin L. Taylor Robin L. Taylor	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2015
/s/ Lawrence W. Williams Lawrence W. Williams	Senior Executive Vice President and Chairman of the Board	March 31, 2015
/s/ John Fiorini John Fiorini	Director	March 31, 2015
/s/ Barry A. Kuhne Barry A. Kuhne	Director	March 31, 2015
/s/ Michael Nobile Michael Nobile	Director	March 31, 2015
/s/ William D. Schmidt, Sr. William D. Schmidt, Sr.	Director	March 31, 2015
/s/ James R. Vittek James R. Vittek	Director	March 31, 2015
/s/ Douglas S. Wilson Douglas S. Wilson	Director	March 31, 2015