Form 10-Q
period 2015-03-31
MB Bancorp Inc
filed 2015-05-13
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

As of May 13, 2015, there were 2,116,000 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$2,623	$3,627
Interest bearing deposits in other banks	2,667	11,563
Total cash and cash equivalents	5,290	15,190

Other interest-bearing deposits in other banks	21,650	10,445
Investment securities available-for-sale – at fair value	474	502
Investment securities held to maturity – amortized cost	12,836	14,139

Loans, net of unearned fees	101,536	103,667
Less allowance for loan losses	(1,723)	(1,731)
Loans, net	99,813	101,936

Real estate ground rents	842	842
Less allowance for credit losses	(135)	(139)
Ground rents, net	707	703

Federal Home Loan Bank stock, at cost	805	929
Property and equipment – net	3,890	3,907
Deferred income taxes	1,100	1,120
Bank-owned life insurance	860	847
Other real estate owned	287	379
Accrued interest receivable and other assets	608	588
TOTAL ASSETS	$148,320	$150,685

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits	$97,337	$98,473
Federal Home Loan Bank advances	14,750	15,750
Deferred compensation liability	217	318
Accounts payable and other liabilities	376	330
Total liabilities	112,680	114,871

STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at March 31, 2015 and December 31, 2014	21	21
Additional paid-in capital	20,145	20,144
Retained earnings - substantially restricted	17,114	17,318
Accumulated other comprehensive income	15	15
Unearned ESOP shares	(1,655)	(1,684)

Total stockholders’ equity	35,640	35,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,320	$150,685

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2015	2014
(Dollars in thousands, except per share amount)	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,062		$1,143
Interest on federal funds sold and other investments	40		11
Interest and dividends on investment securities	117		125
Total interest income	1,219		1,279

INTEREST EXPENSE:
Interest on deposits	184		216
Interest on short-term borrowings	2		4
Interest on long term borrowings	125		125
Total interest expense	311		345

NET INTEREST INCOME	908		934

PROVISION (REVERSAL) FOR LOAN LOSSES	6		(5)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	902		939

NON-INTEREST INCOME:
Service charges on deposit accounts	2		4
Fees and charges on loans	12		16
Increase in cash surrender value of life insurance	13		1
Gain on sale of other real estate owned	5		—
Gain on sale of real estate held for sale	—		131
Ground rent fees	9		10
Other income	5		6
Total non-interest income	46		168

NON-INTEREST EXPENSE:
Salaries and employee benefits	609		557
Occupancy expenses	126		136
Furniture and equipment expenses	12		20
Legal and professional expenses	83		45
Data processing and other outside services	63		64
FDIC insurance premiums	26		31
Advertising and marketing related expenses	21		17
Provision for loss on other real estate owned	51		—
(Reversal) provision for loss on ground rents	(7)		9
Other expenses	149		107
Total non-interest expenses	1,133		986

(LOSS) INCOME BEFORE INCOME TAXES	(185)		121

INCOME TAX EXPENSE	19		47

NET (LOSS) INCOME	$(204)		$74

Basic loss per share	$(.10)	$	N/A

Diluted loss per share	$(.10)	$	N/A

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended_
	March 31,	March 31,
(Dollars in thousands)	2015	2014
	(unaudited)

NET (LOSS) INCOME	$(204)	$74
OTHER COMPREHENSIVE (LOSS) INCOME ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains arising during the period	—	9
Income taxes on unrealized gains arising during the period	—	(3)
	—	6
COMPREHENSIVE (LOSS) INCOME	$(204)	80

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2015 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE AT JANUARY 1, 2014	$—	$—	$18,495	$—	$7	$18,502

Net income	—	—	74	—	—	74

Net unrealized gain on available- for sale securities, net of tax benefit of ($3)	—	—	—	—	6	6

BALANCE AT MARCH 31, 2014	$—	$—	$18,569	$—	$13	$18,582

BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814

Net Loss	—	—	(204)	—	—	(204)

Stock-based compensation	—	1	—	29	—	30
BALANCE AT MARCH 31, 2015	$21	$20,145	$17,114	$(1,655)	$15	$35,640

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,	March 31,
	2015	2014
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(204)	$74
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	35	43
Increase in cash surrender value of life insurance	(13)	(1)
Net amortization/accretion of premiums and discounts	(3)	(1)
Provision (reversal) for loan losses	6	(5)
Provision (reversal) for ground rent losses	(7)	9
Decrease (increase) in deferred income taxes	20	—
Provision for loss on other real estate owned	51	—
Non-cash compensation under stock-based benefit plan	30	—
(Gain) Loss on sale of other real estate owned	(5)	—
Increase in accrued interest and other assets	(21)	(5)
Loss on disposal of equipment	—	—
Gain on sale of real estate held for sale	—	(131)
Decrease in deferred compensation liability	(101)	(78)
Increase (decrease) in accounts payable and other liabilities	46	(64)
Net cash used in operating activities	(166)	(159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in other interest bearing deposits in other banks	(11,205)	(249)
Purchase of available-for-sale investments	—	(120)
Proceeds from calls/repayments of available-for-sale investments	29	10
Purchase of held-to-maturity investments	—	(968)
Proceeds from maturity/repayments of held-to-maturity investments	1,305	242
Net decrease in loans	2,163	2,004
Proceeds from sale of ground rents	3	2
Proceeds from sale of other real estate owned	—	—
Proceeds from sale of real estate held for sale	—	574
Purchase of property, plant and equipment	(18)	(20)
Net decrease (increase) in Federal Home Loan Bank stock	124	55
Net cash (used in) provided by investing activities	(7,599)	1,530

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(1,135)	$(291)
Federal Home Loan Bank advances	3,750	2,750
Federal Home Loan Bank repayments	(4,750)	(2,750)
Net cash used in financing activities	(2,135)	(291)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,900)	1,080
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,190	4,011
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,290	$5,091

Supplemental cash flow information:
Interest paid	$305	$346
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$41	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

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

On August 26, 2014, the Bank’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank form of organization, which was subsequently approved by the Bank’s members. The Plan included the formation of MB Bancorp, Inc. (the “Company”) to own all of the outstanding capital stock of the Bank. On December 29, 2014, the Bank completed its mutual-to-stock conversion. On that date, the Bank became the wholly owned subsidiary of the Company and the Company sold 2,116,000 shares of its common stock for gross offering proceeds of $21,160,000.

The cost of conversion and issuing and selling the capital stock was deducted from the proceeds of the offering. The Bank incurred $995,000 in conversion cost, which was recorded in prepaid expenses and other assets on the Consolidated Balance Sheet. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company’s common stock. The conversion will be accounted for as change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2015.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations and cash flows for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2015.

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

Recognition of Deferred Tax Valuation Allowance

As of December 2014, the Bank recorded a provision for loan losses totaling $810,000 and a provision for losses on other real estate owned of $118,000. The provision for loan losses was principally the result of the third quarter receipt of an updated appraisal on a land loan and the establishment of an unallocated reserve of $250,000. The provision on other real estate owned was the result of reducing the sales prices of properties below the fair value previously estimated. The impairment identified on the land loan was charged-off in September. In addition, the Bank has four impaired loans that were scheduled for foreclosure in the quarter ended December 31, 2014. The Bank is in receipt of current appraisals, which did not include interior inspections, on the properties. The Bank’s recent experience indicates that foreclosed properties had interior damage that was only discovered upon the Bank’s inspection at the time of possession and consequently resulted in losses in excess of the original fair value estimate

(i.e., appraised values or listed sales price less estimated selling costs). Based on the appraisals discussed above, our exterior inspection of the properties currently in the process of foreclosure and the Bank’s correspondence with the borrowers, an unallocated reserve of $250,000 was established at September 30, 2014. Excluding the establishment of the unallocated reserve, the Bank’s methodology for computing the allowance for loan losses did not change from prior periods.

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax of $882,000 for the period ended December 31, 2014. As of December 31, 2014 the deferred tax asset for the net operating loss was estimated at approximately $841,000. As a result, the Bank became in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000.

2.  IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-4, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 was effective for Madison Bank of Maryland on January 1, 2015, and was applied using a prospective transition method as described in ASU 2014-04. The application of ASU 2014-04 did not have an impact on the Company’s financial position or results of operations.

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

In August 2014, FASB issues ASU-2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 was effective for Madison Bank of Maryland on January 1, 2015 and was applied using a prospective transition method as described in ASU-2014-14. The application of ASU 2014-14 did not have an impact on the Company’s financial position or results of operation.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$232	$12	$—	$244
FNMA certificates	143	9	—	152
GNMA certificates	75	3	—	78
Total mortgage-backed securities	450	24	—	474
Total investments available-for-sale	$450	$24	$—	$474

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$239	$10	$—	$249
FNMA certificates	154	10	—	164
GNMA certificates	85	4	—	89
Total mortgage-backed securities	478	24	—	502
Total investments available-for-sale	$478	$24	$—	$502

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	March 31, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:

U.S. Government securities:
FHLMC bonds	$4,997	$9	$(4)	$5,002
FNMA bonds	1,000	—	(2)	998
FFCB bonds	2,000	—	(30)	1,970
Total U.S. Government securities	7,997	9	(36)	7,970

Mortgage-backed securities:
FHLMC certificates	1,391	109	—	1,500
FNMA certificates	2,968	185	—	3,153
GNMA certificates	480	44	—	524
Total mortgage backed securities	4,839	338	—	5,177
Total investments held-to-maturity	$12,836	$347	$(36)	$13,147

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997	$10	$(15)	$4,992
FNMA bonds	1,000	—	(26)	974
FFCB bonds	3,000	—	(67)	2,933
Total U.S. Government securities	8,997	10	(108)	8,899

Mortgage-backed securities:
FHLMC certificates	1,466	107	—	1,573
FNMA certificates	3,181	203	—	3,384
GNMA certificates	495	47	—	542
Total mortgage backed securities	5,142	357	—	5,499
Total investments held-to-maturity	$14,139	$367	$(108)	$14,398

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2015 (unaudited) and December 31, 2014 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At March 31, 2015 (unaudited) and December 31, 2014, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	March 31, 2015 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	7,970	(36)	7,970	(36)
Total temporarily impaired securities	$—	$—	$7,970	$(36)	$7,970	$(36)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	4,889	(108)	4,889	(108)
Total temporarily impaired securities	$—	$—	$4,889	$(108)	$4,889	$(108)

The scheduled maturities of debt securities at March 31, 2015 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$999	$1,002
Due over five years through ten years	3,000	2,998
Due after ten years	3,998	3,970
Mortgage-backed securities	5,289	5,651
Total	$13,286	$13,621

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$80,973	$83,227
Multi-family	2,143	2,160
Total	83,116	85,387
Non-residential	9,361	9,230
Construction and land loans	4,904	4,856
Home equity line of credit (“HELOC”)	5,068	5,106
Consumer and other loans:
Loans to depositors, secured by savings	4	5
	102,453	104,584
Add:
Net (discount) premium on purchased loans	(9)	(8)
Unamortized net deferred costs	34	35
Less:
Undisbursed portion of construction loans	(897)	(897)
Unearned net loan origination fees	(45)	(47)
Less allowance for loan losses	(1,723)	(1,731)
Loans receivable, net	$99,813	$101,936

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

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(16)	—	—	—	(16)
Recoveries	2	—	—	—	2
Provisions	6	—	—	—	6

Ending balance	$1,220	$79	$174	$250	$1,723
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$51	$—	$—	—	$51
Ending balance: collectively evaluated for impairment	$1,169	$79	$174	$250	$1,672

Loans:
Ending balance: individually evaluated for impairment	$5,387	$1,963	$2,221	—	$9,571
Ending balance: collectively evaluated for impairment	$82,801	$7,398	$2,683	—	$92,882

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,586	$127	$77	$—	$1,790
Charge-offs	(48)	—	(88)	—	(136)
Recoveries	—	—	—	—	—
Provisions	(5)	—	—	—	(5)

Ending balance	$1,533	$127	$(11)	$—	$1,649
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$54	$—	$—	—	$54
Ending balance: collectively evaluated for impairment	$1,479	$127	$(11)	$—	$1,595

Loans:
Ending balance: individually evaluated for impairment	$5,262	$2,747	$2,927	$—	$10,936
Ending balance: collectively evaluated for impairment	$92,047	$7,876	$2,682	$—	$102,605

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,586	$127	$77	$—	$1,790
Charge-offs	(123)	(39)	(722)	—	(884)
Recoveries	2	13	—	—	15
Provisions	(237)	(22)	819	250	810
Ending balance	$1,228	$79	$174	$250	$1,731
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$1,183	$79	$174	$250	$1,686

Loans:
Ending balance: individually evaluated for impairment	$5,280	$1,979	$2,240	$—	$9,499
Ending balance: collectively evaluated for impairment	$85,218	$7,251	$2,616	$—	$95,085

Credit risk profile by internally assigned classification as of March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$83,576	$7,567	$2,745	$93,888
Special mention	2,002	—	142	2,144
Substandard	2,610	1,794	2,017	6,421
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$88,188	$9,361	$4,904	$102,453

Credit risk profile by internally assigned classification as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$85,231	$7,420	$2,616	$95,267
Special mention	2,793	—	144	2,937
Substandard	2,474	1,810	2,096	6,380
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$90,498	$9,230	$4,856	$104,584

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the three months ended March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,322	$1,963	$2,221	$8,506
Unpaid principal balance	5,127	2,007	3,241	10,375
Average recorded investment, for the three months ended March 31, 2015	4,357	1,966	2,227	8,550
Interest income recognized	57	11	28	96
Interest income foregone	20	13	3	36
With an allowance recorded:
Recorded investment	1,065	—	—	1,065
Unpaid principal balance	1,065	—	—	1,065
Related allowance	51	—	—	51
Average recorded investment, for the three months ended March 31, 2015	1,067	—	—	1,067
Interest income recognized	8	—	—	8
Interest income foregone	—	—	—	—
Total:
Recorded investment	5,387	1,963	2,221	9,571
Unpaid principal balance	6,192	2,007	3,241	11,440
Related allowance	51	—	—	51
Average recorded investment, for the three months ended March 31, 2015	5,424	1,966	2,227	9,617
Interest income recognized	65	11	28	104
Interest income foregone	20	13	3	36

Impaired loans as of and for the three months ended March 31, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$3,889	$2,747	$2,927	$9,563
Unpaid principal balance	4,523	2,768	3,307	10,598
Average recorded investment, for the three months ended March 31, 2014	4,064	2,617	2,919	9,600
Interest income recognized	60	13	30	103
Interest income foregone	33	21	8	62
With an allowance recorded:
Recorded investment	1,373	—	—	1,373
Unpaid principal balance	1,426	—	—	1,426
Related allowance	54	—	—	54
Average recorded investment, for the three months ended March 31, 2014	1,375	—	—	1,375
Interest income recognized	13	—	—	13
Interest income foregone	1	—	—	1
Total:
Recorded investment	5,262	2,747	2,927	10,936
Unpaid principal balance	5,949	2,768	3,307	12,024
Related allowance	54	—	—	54
Average recorded investment, for the three months ended March 31, 2014	5,439	2,617	2,919	10,975
Interest income recognized	73	13	30	116
Interest income foregone	34	21	8	63

Impaired loans as of and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,389	$1,979	$2,240	$8,608
Unpaid principal balance	5,204	2,021	3,260	10,485
Average recorded investment, for the twelve months ended December 31, 2014	4,577	2,640	2,691	9,908
Interest income recognized	251	66	107	424
Interest income foregone	91	48	8	147
With an allowance recorded:
Recorded investment	891	—	—	891
Unpaid principal balance	891	—	—	891
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	898	—	—	898
Interest income recognized	34	—	—	34
Interest income foregone	4	—	—	4
Total:
Recorded investment	5,280	1,979	2,240	9,499
Unpaid principal balance	6,095	2,021	3,260	11,376
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	5,475	2,640	2,691	10,806
Interest income recognized	285	66	107	458
Interest income foregone	95	48	8	151

An aged analysis of past due loans as of March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$86,278	$8,980	$4,776	$100,034
30 – 59 days past due	821	79	—	900
60 – 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	6	—	—	6
Greater than 90 days past due	1,083	302	128	1,513
Total past due	1,910	381	128	2,419
Total	$88,188	$9,361	$4,904	$102,453

An aged analysis of past due loans as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$88,268	$8,932	$4,664	$101,864
30 – 59 days past due	981	—	—	981
60 – 89 days past due	154	—	—	154
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	1,095	298	192	1,585
Total past due	2,230	298	192	2,720
Total	$90,498	$9,230	$4,856	$104,584

Non-performing loans as of March 31, 2015 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$1,052	$1,358	$61	$2,471
Other non-accrual loans	867	383	128	1,378
Total non-accrual loans	1,919	1,741	189	3,849
Accruing troubled debt restructured loans	2,519	222	1,889	4,630
Total	$4,438	$1,963	$2,078	$8,479

Non-performing loans as of December 31, 2014 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$866	$1,368	$64	$2,298
Other non-accrual loans	917	—	128	1,045
Total non-accrual loans	1,783	1,368	192	3,343
Accruing troubled debt restructured loans	2,539	227	1,904	4,670
Total	$4,322	$1,595	$2,096	$8,013

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

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2015 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	7	$844	$844
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	7	$844	$844

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2014 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	—	$—	$—
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	—	$—	$—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the three months ended March 31, 2015 (unaudited).

During the Three Months Ended at Marh 31, 2015 (unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the year ended March 31, 2014 (unaudited).

During Three Months Ended March 31, 2014 (Unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $447,000 and $450,000 at March 31, 2015 (audited) and December 31,2014, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $646,000 as of March 31, 2015 (unaudited).

5.   OTHER REAL ESTATE OWNED

The balance in other real estate owned at March 31, 2015 (unaudited) and December 31, 2014 was $287,000 and $379,000, respectively.

The activity in residential other real estate owned is as follows:

(Dollars in thousands)
BALANCE AS OF DECEMBER 31, 2014	$379
Additions	—
Transfers from Loans	—
Transfers to Loans	(41)
Sales	—
Provisions	(51)
BALANCE AS OF MARCH 31, 2015 (unaudited)	$287

6.   DEPOSITS

Deposits are summarized as follows:

	March 31, 2015 (unaudited)	December 31, 2014
(Dollars in thousands)
Non-interest-bearing deposits	$950	$842
NOW and Money market	20,866	20,895
Savings	14,919	15,143
Certificates of deposit	60,602	61,593
Total deposits	$97,337	$98,473

The aggregate amount of time deposits in denominations of $100,000 or more as of March 31, 2015 (unaudited) and December 31, 2014 was $27,285,000 and $26,650,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At March 31, 2015 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2015	$23,868
2016	19,311
2017	8,065
2018	4,457
2019	4,186
2020	715
Total	$60,602

Executive officers’ and directors’ deposits were $579,000 and $454,000 at March 31, 2015 (unaudited) and December 31, 2014, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

(Dollars in thousands)	March 31, 2015 (unaudited)	December 31, 2014
Deferred tax assets:
Deferred loan fees and costs, net	$4	$5
Allowance for credit losses	680	683
Deferred compensation	86	126
Allowance for ground rents	53	55
Allowance for delinquent mortgage interest	282	276
Capital loss carryforward	—	2
Contribution carryforward	—	—
Net operating loss carryforward	935	840
Allowance for real estate owned	133	113
Total deferred tax assets	2,173	2,100
Valuation allowance	(936)	(843)
Deferred tax assets after valuation allowance	1,237	1,257
Deferred tax liabilities:
Depreciation	128	128
Unrealized gain on available-for-sale securities	9	9
Total deferred tax liabilities	137	137
Net deferred tax assets	$1,100	$1,120

Management evaluates deferred tax assets annually.

During 2008, 2009, and 2010, the Bank sold mutual fund investments that resulted in cumulative capital losses of $799,000. Since management determined that it was unlikely that the Bank would be able to fully utilize the corresponding deferred tax asset of $315,000 before expiration of the carryforward period, a valuation allowance was established for 100% of the corresponding deferred tax asset. During the year ended December 31, 2013, capital loss carryforwards of $692,000 and the related deferred tax asset and valuation allowance of $273,000 expired. During the year ended December 31, 2014, capital loss carryforwards of $101,000 and the related deferred tax asset and valuation allowance of $40,000 expired. The remaining capital loss carryforwards of $5,000 expire in 2015, as will the respective related deferred tax assets of approximately $2,000. Realization depends on generating sufficient taxable capital gains before the expiration of the loss carryforward periods. The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.

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

Valuation allowance for deferred taxes for the three months ended March 31, 2015 (unaudited) and December 31, 2014 is as follows:

Valuation Allowance
Balance of January 1, 2014	$(42)
Expiration of capital loss carryforwards	40
Increase in valuation allowance	(841)
Balance of December 31, 2014	$(843)
Increase in valuation allowance	(93)
Balance of March 31, 2015	$(936)

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax of $882,000 for the period ended December 31, 2014. As of December 31, 2014 the deferred tax asset for the net operating loss was estimated at approximately $841,000. As a result, the Bank became in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $1,100,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2014 and 2015, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2014 and March 31, 2015; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

8.   REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of March 31, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the March 31, 2015 (unaudited) and December 2014 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of March 31, 2015 (unaudited):
Total risk-based capital (to risk-weighted assets)	$26,541	35.16%	$6,038	≥8.0%
Tier I capital (to risk-weighted assets)	25,589	33.90	4,529	≥6.0
Tier I capital (to adjusted total assets)	25,589	17.62	5,809	≥4.0
Common equity tier 1 capital (to risk weighted assets)	25,589	33.90	3,397	>4.5

As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$26,739	33.97%	$6,298	≥8.0%
Tier I capital (to risk-weighted assets)	25,746	32.70	3,149	≥4.0
Tier I capital (to adjusted total assets)	25,746	17.09	6,027	≥4.0

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	March 31, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Total Company equity capital	$35,640	$35,814
LESS: Parent Only Equity	10,036	10,053
LESS: Net unrealized gains on available-for-sale securities	15	15
LESS: Disallowed deferred tax assets	—	—
Tier 1 Capital	$25,589	$25,746
Tier 1 Capital	$25,589	$25,746
Allowance for loan and lease losses includible in Tier 2 capital	952	993
Total risk-based capital	$26,541	$26,739

9.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the three months ended March 31, 2015 and 2014 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2015 (unaudited)
Net unrealized gain on securities available-for-sale	$—	$—	$—
Other Comprehensive Gain	$—	$—	$—
Three Months Ended March 31, 2014 (unaudited)
Net unrealized loss on securities available-for-sale	$9	$(3)	$6
Other Comprehensive Loss	$9	$(3)	$6

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015 and 2014 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other comprehensive loss	—	—
Balance at End of Period	$15	$15

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2014 (unaudited)
Balance at Beginning of Year	$7	$7
Other comprehensive gain	6	6
Balance at End of Period	$13	$13

10.    EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2015 are as follows:

	Three Months Ended March 31, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(204)	1,948,600	$(0.10)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(204)	1,948,600	$(0.10)

There were no anti-dilutive shares excluded from the March 31, 2015 diluted earnings per share calculation.

11.   FAIR VALUE MEASUREMENTS

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired; management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2015 and December 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at March 31, 2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Mortgage-backed securities:
FHLMC AFS	$244	$—	244	$—	$—	$—
FNMA AFS	152	—	152	—	—	—
GNMA AFS	78	—	78	—	—	—
Total assets measured at fair value on a recurring basis	$474	$—	474	$—	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
Description (Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Mortgage-backed securities:
FHLMC AFS	$249	$—	249	$—	$—	$—
FNMA AFS	164	—	164	—	—	—
GNMA AFS	89	—	89	—	—	—
Total assets measured at fair value on a recurring basis	$502	$—	502	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at March 31,2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$5,336	$—	$4,322	$1,014	$—	$—
Commercial	1,963	—	1,963	—	—	—
Land	2,221	—	2,221	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	287	—	287	—	—	(51)
Total assets measured at fair value on a non-recurring basis	$9,807	$—	$8,793	$1,014	$—	$(51)

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.00% to 7.375%.

	Fair Value Measurements at December 31, 2014 Using:
Description (Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Impaired loans:
Residential	$5,235	$—	$4,389	$846	$—	$—
Commercial	1,979	—	1,979	—	—	—
Land	2,240	—	2,240	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	379	—	379	—	—	(118)
Total assets measured at fair value on a non-recurring basis	$9,833	$—	$8,987	$846	$—	$(118)

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.00% to 7.375%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at March 31, 2015 unaudited and December 31, 2014 are as follows:

(Dollars in thousands)	Carrying Value March 31, 2015	Fair Value March 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)

	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,290	$5,290	$—	$5,290	$—
Other interest bearing deposits in other banks	21,650	21,650	—	21,650	—
Investment securities	13,310	13,621	—	13,621	—
Federal Home Loan Bank stock	805	805	—	805	—
Loans, net	99,813	98,581	—	8,793	89,788
Bank owned life insurance	860	860	—	860	—
Accrued interest receivable	360	360	—	360	—

LIABILITIES
Deposits	$97,337	$95,378	$—	$—	$95,378
FHLB Borrowings	14,750	15,409	—	—	15,409

(Dollars in thousands)	Carrying Value December 31, 2014	Fair Value December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$15,190	$15,190	$—	$15,190	$—
Other interest bearing deposits in other banks	10,445	10,445	—	10,445	—
Investment securities	14,641	14,900	—	14,900	—
Federal Home Loan Bank stock	929	929	—	929	—
Loans, net	101,936	98,301	—	8,987	89,314
Bank owned life insurance	847	847	—	847	—
Accrued interest receivable	337	337	—	337	—

LIABILITIES
Deposits	$98,473	$97,673	$—	$—	$97,673
FHLB Borrowings	15,750	16,246	—	—	16,246

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2015 (unaudited) and December 31, 2014:

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” in the Annual Report on Form 10-K that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2015, we had total assets of $148.3 million, total deposits of $97.3 million and total equity of $35.6 million.

Our executive offices are located at 1920 Rock Spring Road, Forest Hill, Maryland and the telephone number is (410) 420-9600.

Available Information

The Bank maintains an internet website at http://www.mbofmd.com. The Company makes available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed with the Securities and Exchange Commission (“SEC”) as well as other information related to the Company. SEC reports are available on this site as soon as reasonably practicable after electronically filed. The SEC’s website and the information contained therein or connected thereto are not intended to be incorporated into this Quarterly Report on Form 10-Q.

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

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-

temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Balance Sheet Analysis

Assets. At March 31, 2015, our assets totaled $148.3 million, a decrease of $2.4 million, or 1.6%, from total assets of $150.7 million at December 31, 2014. The decrease in assets for the three months ended March 31, 2015 was due mainly to, a $9.9 million, or 65.2%, decrease in cash and cash equivalents and a $2.1 million, or 2.1%, decrease in loans, net of unearned fees, reflecting weak loan demand in our market area, partially offset by a $11.2 million, or 107.3% increase in other interest-bearing deposits in other banks as we invested the net proceeds of our mutual-to-stock conversion into interest-bearing deposits in other banks.

Loans. At March 31, 2015, residential mortgage loans totaled $83.1 million, or 81.1% of the total loan portfolio compared to $85.4 million, or 81.6% of the total loan portfolio at December 31, 2014. Residential mortgage loans decreased by $2.3 million, 2.7%, during the three months ended March 31, 2015 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $9.4 million and represented 9.1% of total loans at March 31, 2015, compared to $9.2 million, or 8.8% of total loans, at December 31, 2014. We currently do not offer non-residential real estate loans. The increase in non-residential real estate loans is due to a draw on an existing line of credit.

Construction and land loans totaled $4.9 million, and represented 4.8% of total loans, at March 31, 2015, compared to $4.9 million, or 4.6% of total loans, at December 31, 2014. At March 31, 2015, we had $1.0 million of construction loans, amounting to 20.4% of our construction and land loan portfolio, and $3.9 million of land loans, amounting to 79.6% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $5.1 million, and represented 5.0% of total loans, at March 31, 2015, compared to $5.1 million, or 4.9% of total loans, at December 31, 2014.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $4,000 at March 31, 2015, representing less than .01% of the loan portfolio.

Securities. At March 31, 2015, our securities held-to-maturity decreased by $1.3 million, or 9.2%, from $14.1 million at December 31, 2014 to $12.8 million at March 31, 2015. Securities held-to-maturity at March 31, 2015 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At March 31, 2015, we had $474,000 of securities available-for-sale at fair value, as compared to $502,000 at December 31, 2014. Securities available-for-sale at March 31, 2015 consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At March 31, 2015, we also held a $805,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At March 31, 2015, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $707,000 at March 31, 2015 compared to $703,000 at December 31, 2014.

Deposits. Total deposits decreased by $1.2 million, or 1.2%, to $97.3 million at March 31, 2015 from $98.5 million at December 31, 2014. Balances in non-interest-bearing deposits increased by $108,000, or 12.8%, from $842,000 at December 31, 2014 to $950,000 at March 31, 2015. Interest-bearing deposits decreased by $1.2 million, or 1.3%, to $96.4 million at March 31, 2015 compared to $97.6 million at December 31, 2014.

Borrowings. At March 31, 2015, we had $14.8 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $15.8 million in borrowings at December 31, 2014.

Equity. Equity decreased by $174,000, or 0.5%, to $35.6 million at March 31, 2015 from $35.8 million at December 31, 2014 primarily as the result of net losses of $204,000 for the three months ended March 31, 2015.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

Overview. We had net loss of $204,000 for the three months ended March 31, 2015, as compared to net income of $74,000 for the three months ended March 31, 2014. The net loss for the three months ended March 31, 2015 was primarily due to additional expenses resulting from being a public company.

Net Interest Income. Net interest income decreased by $26,000, or 2.8%, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in net interest income was primarily attributable to a 35 basis point decrease in our average yield on interest earning assets from 3.81% for the three months ended March 31, 2014 to 3.45% for the three months ended March 31, 2015 (primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks), partially offset by a $6.8 million, or 5.1%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to a $19.0 million or 386.0%, increase in the average balance of interest bearing deposits in other banks, partially offset by a $10.9 million, or 9.6%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the three months ended March 31, 2015) and a $1.2 million or 8.1%, decrease in the average balance of investment securities held-to-maturity.

Interest on investment securities held-to-maturity decreased by $9,000, or 8.0%, for the three months ended March 31, 2015 as compared to the comparable period in 2014, due to a $1.2 million decrease in the average balance.

Interest on investment securities available-for-sale was $4,000, for the three months ended March 31, 2015 and 2014. There was an 8 basis point decrease in the average yield on investment securities available-for-sale and a $21,000, or 4.1%, decrease in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $32,000, or 16.0%, during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, due to a 7 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the three months ended March 31, 2015, and a $7.4 million, or 10.8%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $2,000, or 1.6%, during the three months ended March 31, 2015, due to a $2.0 million, or 11.4%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 33 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarterly of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At March 31, 2015, we had $14.8 million in advances from the Federal Home Loan Bank of Atlanta, including $12.0 million that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying such advances in full at March 31, 2015, we would have incurred prepayment penalties totaling $760,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2015 and monthly balances for 2014, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2015 (unaudited)			2014 (unaudited)
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest-earning assets:
Interest-bearing deposits in other banks	$23,897	$40	.67%	$4,917	$11	0.89%
Loans receivable, net of unearned fees	102,696	1,062	4.14	113,633	1,143	4.02
Investment securities available-for-sale – amortized cost	488	4	3.27	509	4	3.35
Investment securities held-to-maturity	13,198	103	3.13	14,356	112	3.12
Other interest-earning assets	912	10	4.35	966	9	3.74
Total interest-earning assets	141,191	1,219	3.45	134,381	1,279	3.81
Cash and due from banks	2,983			3,643
Allowance for credit losses	(1,732)			(1,740)
Other non-interest-earning assets	7,502			8,408
Total assets	$149,944			$144,692

Interest-bearing liabilities:
Certificates of deposit	61,238	168	1.10	68,639	200	1.17
NOW and money market	22,977	12	0.20	22,148	12	0.20
Savings	14,945	4	0.10	16,324	4	0.10
Federal Home Loan Bank advances	15,728	127	3.23	17,750	129	2.90
Total interest-bearing liabilities	114,888	311	1.08	124,861	345	1.10

Non-interest-bearing demand deposits	907			711
Other non-interest-bearing liabilities	530			576

Total liabilities	116,325			126,148
Total equity	33,619			18,544

Total liabilities and equity	$149,944			$144,692
Net interest income		$908			$934
Interest rate spread			2.37%			2.70%
Net interest margin			2.57%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.89%			107.62%

Provision for Loan Losses. We had a provision for loan losses of $6,000 for the three months ended March 31, 2015, compared to a reversal of $5,000 for the three months ended March 31, 2014. The provision for loan losses was principally the result of new troubled debt modifications and the reversal was payment of troubled debt restructured loans in compliance with their modified terms. At March 31, 2015, the allowance for loan losses was $1.7 million, or 1.68% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.

Non-accrual loans amounted to $3.8 million at March 31, 2015 compared to $3.3 million at December 31, 2014. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 20.31% at March 31, 2015 compared to 21.60% at December 31, 2014. Net loan charge-offs amounted to $14,000 during the three months ended March 31, 2015, compared to $136,000 during the three months ended March 31, 2014.

Non-interest Income. Total non-interest income decreased by $122,000, or 72.7%, from $168,000 for the three months ended March 31, 2014 to $46,000 for the three months ended March 31, 2015. The decrease in total non-interest income primarily was due to a $131,000 decrease in gain on sale of real estate held for sale. This decrease was offset, in part, by a $12,000, or 1,044.2%, increase in cash surrender value of life insurance.

Non-interest Expenses. Total non-interest expenses increased by $147,000, or 14.9%, from $986,000 for the three months ended March 31, 2014 to $1.1 million for the three months ended March 31, 2015. The increase primarily was attributable to $52,000 increase in salaries and employee benefits (primarily due to new stock-based compensation expenses), a $38,000 increase in legal and professional fees and $42,000 in other expenses due to additional expenses resulting from being a public company and a $51,000, increase in the provision for losses on other real estate owned. During the three months ended March 31, 2015, we wrote-down two properties scheduled for auction in the second quarter 2015. This increase was offset, in part, by a $16,000 decrease in the provision for loss on ground rents and a $10,000 decrease in occupancy expenses.

Income Tax Expense. We had an income tax expense of $19,000 and $47,000 during the three months ended March 31, 2015 and 2014, respectively.

Analysis of Non-performing and Classif ied Assets. We consider repossessed assets, non-accrual loans and ground rents delinquent in excess of three years to be non-performing assets. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful, the loan will immediately be considered non-accrual. When a loan is deemed non-accrual, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. Typically, payments received on a non-accrual loan are first applied to unpaid interest and thereafter, in order, to escrow payment, the outstanding principal balance and late charges.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the fair market value at the date of foreclosure less estimated selling costs. Any holding cost and decline in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

(Dollars in thousands)	March 31, 2015 (unaudited)	December 31, 2014

Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,919	$1,783
Non-residential	1,741	1,368
Construction and land	189	192
Total	3,849	3,343
Accruing loans past due 90 days or more:

Residential, home equity lines of credit and consumer	6	—
Total	6	—
Total of non-performing loans and accruing loans 90 days or more past due	3,855	3,343
Assets acquired through foreclosure	287	379
Ground rents	135	139
Total non-performing assets	4,277	3,861
Troubled debt restructurings accruing	4,630	4,670
Troubled debt restructurings accruing and total non-performing assets	8,907	$8,531
Total of non-performing loans and accruing loans past due 90 days or more to total loans	3.76%	3.20%
Total non-performing loans to total assets	2.60	2.22
Total non-performing assets and accruing loans past due 90 days or more to total assets	2.88	2.56
Total non-performing loans and accruing troubled debt restructurings to total assets	5.72	5.32
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	6.01	5.66

At March 31, 2015, non-accrual loans consisted of 20 residential mortgage loans totaling $1.9 million, 4 non-residential loans totaling $1.7 million, 2 construction and land loans totaling $189,000 and no home equity lines of credit. The increase in non-performing loans at March 31, 2015 as compared to December 31, 2014 is primarily the result of two non-residential loans transferring to non-accrual status, offset by loans returning to accrual status, payoffs and loans transferred to other real estate owned during year ended December 31, 2014. At March 31, 2015, we had $6,000 of accruing loans 90 or more delinquent, which consisted of 1 residential mortgage loan. We had no loans 90 days or more but still accruing at December 31, 2014.

At March 31, 2015, our largest non-performing loan relationships consisted of the following:

•	A $1.1 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at March 31, 2015 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $53,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at March 31, 2015, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•	A relationship consisting of seven residential mortgage loans totaling $911,000 secured by six single-family investment properties located in Baltimore City. We commenced foreclosure proceedings on two of these loans totaling $226,000. The borrower has brought the remaining five loans, totaling $685,000 at March 31, 2015, current, and we have an assignments of rent agreement that generally are sufficient to keep the loans current on an ongoing basis.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At March 31, 2015 and December 31, 2014, we had $4.6 million and $4.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At March 31, 2015, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts. The loan was considered accruing at March 31, 2015 as the borrower has made payments in accordance with the restructured terms. At March 31, 2015, the borrower had a second loan with an outstanding balance of $54,000 secured by the same property. The borrower is seeking to sell the property securing these loans.

At March 31, 2015, accruing troubled debt restructurings also included two loans secured by residential property in Queen Anne’s County, Maryland. One loan was a $603,000 loan secured by a first mortgage, and the second loan was a home equity line of credit with an outstanding balance of $751,000 secured by a second mortgage on the same property. We agreed to restructure the first mortgage loan and defer outstanding amounts. As of January 1, 2015 the first mortgage converted to principal and interest payments at the contractual rate of interest. The borrower was in compliance with the terms of both loans at March 31, 2015, and the loans were accruing at that date. The property is listed for sale.

Interest income that would have been recorded for the three months ended March 31, 2015 and 2014 had non-accrual loans been current according to their original terms, amounted to approximately $36,000 and $63,000, respectively. Interest income of $104,000 and $116,000 related to non-accrual loans was included in interest income for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, we had $287,000 of other real estate owned, consisting of three one-to four-family residential properties located in Baltimore City and Harford County and four lots located in Baltimore and Harford Counties. Two lots in Baltimore County sold in the first quarter of 2015.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

		Three months Ended March 31,
(Dollars in thousands)	(unaudited)	2015	2014
Allowance at beginning of period		$1,731	$1,790

Charge-offs:
Residential, home equity lines of credit and consumer		(16)	(48)
Non-residential		—	—
Construction and land loans		—	(88)
Total charge-offs		(16)	(136)

Recoveries:
Residential, home equity lines of credit and consumer		2	—
Non-residential		—	—
Construction and land loans		—	—
Total recoveries		2	—

Net charge-offs		(14)	(136)
Provision (reversal) for loan losses		6	(5)
Allowance at end of period		$1,723	$1,649
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period		20.31%	12.92%
Allowance for loan losses to total loans at end of period		1.68%	1.45%
Net charge-offs to average loans outstanding during the period		.01%	.12%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $5.3 million. Securities classified as available-for-sale, amounting to $474,000 at March 31, 2015, provide an additional source of liquidity. In addition, at March 31, 2015, we had the ability to borrow a total of approximately $30.0 million from the Federal Home Loan Bank of Atlanta. At March 31, 2015, we had $14.8 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at March 31, 2015.

At March 31, 2015, we had $401,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2015 totaled $23.9 million, or 39.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activities are the origination of loans and the purchase of investment securities. Our primary financing activity is in deposit accounts. Deposit flows are affected by the overall level of interest rates, the interest rates and product offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations was enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering, initially, has had an adverse impact on our return on equity. Following the offering, we may use capital management tools such as cash dividends and common share repurchases. However, under Office of the Comptroller of the Currency regulations, we will not be allowed to repurchase any shares during the first year following the offering, except to fund the restricted stock awards under the equity benefit plan after its approval by shareholders, unless extraordinary circumstances exist and we receive regulatory approval.

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

For the three months ended March 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)  Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)   Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business.  The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) (File No. 000-55341).  As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated: May 13, 2015	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated: May 13, 2015	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)