Form 10-Q
period 2015-06-30
MB Bancorp Inc
filed 2015-08-13
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

As of August 13, 2015, there were 2,116,000 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	June 30,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$2,997	$3,627
Interest bearing deposits in other banks	1,445	11,563
Total cash and cash equivalents	4,442	15,190

Other interest-bearing deposits in other banks	23,891	10,445
Investment securities available-for-sale – at fair value	2,437	502
Investment securities held to maturity – amortized cost	9,540	14,139

Loans, net of unearned fees	98,529	103,667
Less allowance for loan losses	(1,725)	(1,731)
Loans, net	96,804	101,936

Real estate ground rents	840	842
Less allowance for credit losses	(139)	(139)
Ground rents, net	701	703

Federal Home Loan Bank stock, at cost	688	929
Property and equipment – net	3,865	3,907
Deferred income taxes	1,017	1,120
Bank-owned life insurance	872	847
Other real estate owned	133	379
Accrued interest receivable and other assets	514	588
TOTAL ASSETS	$144,904	$150,685

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$96,809	$98,473
Federal Home Loan Bank advances	12,000	15,750
Deferred compensation liability	199	318
Accounts payable and other liabilities	464	330
Total liabilities	109,472	114,871

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at June 30, 2015 and December 31, 2014	21	21
Additional paid-in capital	20,148	20,144
Retained earnings - substantially restricted	16,883	17,318
Accumulated other comprehensive income	7	15
Unearned ESOP shares	(1,627)	(1,684)
Total stockholders' equity	35,432	35,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,904	$150,685

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,			For the Six Months Ended June 30
	2015	2014		2015	2014
(Dollars in thousands, except per share amount)	(unaudited)			(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,045		$1,169	2,107		$2,312
Interest on federal funds sold and other investments	48		10	88		21
Interest and dividends on investment securities	108		131	225		256
Total interest income	1,201		1,310	2,420		2,589

INTEREST EXPENSE:
Interest on deposits	180		206	364		422
Interest on short-term borrowings	1		4	3		8
Interest on long term borrowings	126		126	251		251
Total interest expense	307		336	618		681

NET INTEREST INCOME	894		974	1,802		1,908

(REVERSAL) PROVISION FOR LOAN LOSSES	(5)		(6)	1		(11)

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	899		980	1,801		1,919

NON-INTEREST INCOME:
Service charges on deposit accounts	4		3	6		7
Fees and charges on loans	8		12	20		28
Increase in cash surrender value of life insurance	12		1	25		2
Gain on sale of other real estate owned	2		1	7		1
Gain on sale of real estate held for sale	-		-	-		131
Ground rent fees	11		13	20		23
Other income	5		6	10		12
Total non-interest income	42		36	88		204

NON-INTEREST EXPENSE:
Salaries and employee benefits	609		542	1,218		1,099
Occupancy expenses	91		95	217		231
Furniture and equipment expenses	13		20	25		40
Legal and professional expenses	115		45	198		90
Data processing and other outside services	58		58	121		122
FDIC insurance premiums	27		30	53		61
Advertising and marketing related expenses	17		32	38		49
Provision for loss on other real estate owned	-		-	51		-
Provision (reversal) for loss on ground rents	3		3	(4)		12
Other expenses	153		157	302		264
Total non-interest expenses	1,086		982	2,219		1,968

(LOSS) INCOME BEFORE INCOME TAXES	(145)		34	(330)		155

INCOME TAX EXPENSE	86		13	105		60

NET (LOSS) INCOME	$(231)		$21	$(435)		$95

Basic loss earnings per share	$(.12)	$	N/A	$(.22)	$	N/A

Diluted loss per share	$(.12)	$	N/A	$(.22)	$	N/A

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in thousands)	(unaudited)		(unaudited)

NET (LOSS) INCOME	$(231)	$21	$(435)	$95
OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized (losses) gains arising during the period	(13)	10	(13)	19
Income taxes on unrealized (losses) gains arising during the period	5	(4)	5	(7)
	(8)	6	(8)	12
COMPREHENSIVE (LOSS) INCOME	$(239)	$27	$(443)	$107

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2015 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCE AT JANUARY 1, 2014	$—	$—	$18,495	$—	$7	$18,502

Net income	—	—	95	—	—	95

Net unrealized gain on available- for sale securities, net of taxes of ($7)	—	—	—	—	12	12

BALANCE AT JUNE 30, 2014	$—	$—	$18,590	$—	$19	$18,609

BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814

Net Loss	—	—	(435)	—	—	(435)

Net unrealized loss on available-for-sale securities, net of taxes of $5	—	—	—	—	(8)	(8)

Stock-based compensation	—	4	—	57	—	61

BALANCE AT JUNE 30, 2015	$21	$20,148	$16,883	$(1,627)	$7	$35,432

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended
	June 30,	June 30,
	2015	2014
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(435)	$95
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation expense	70	86
Increase in cash surrender value of life insurance	(25)	(2)
Net amortization/accretion of premiums and discounts	(6)	(3)
Provision (reversal) for loan losses	1	(11)
Provision (reversal) for ground rent losses	(4)	12
Decrease (increase) in deferred income taxes	108	—
Provision for loss on other real estate owned	51	—
Non-cash compensation under stock-based benefit plan	61	—
(Gain) on sale of other real estate owned	(7)	(1)
Increase in accrued interest and other assets	74	85
Gain on sale of real estate held for sale	—	(131)
Decrease in deferred compensation liability	(119)	(64)
Increase (decrease) increase in accounts payable and other liabilities	141	(21)
Net cash (used in) provided by operating activities	(90)	45

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in other interest bearing deposits in other banks	(13,446)	751
Purchase of available-for-sale investments	(1,996)	(120)
Proceeds from calls/repayments of available-for-sale investments	49	23
Purchase of held-to-maturity investments	—	(968)
Proceeds from maturity/repayments of held-to-maturity investments	4,604	548
Net decrease in loans	5,170	3,766
Proceeds from sale of ground rents	6	3
Proceeds from sale of other real estate owned	154	2
Proceeds from sale of real estate held for sale	—	574
Purchase of property, plant and equipment	(27)	(22)
Net decrease in Federal Home Loan Bank stock	241	55
Net cash (used in) provided by investing activities	(5,245)	4,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(1,663)	$(3,706)
Federal Home Loan Bank advances	4,750	4,750
Federal Home Loan Bank repayments	(8,500)	(4,750)
Net cash used in financing activities	(5,413)	(3,706)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,748)	951
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,190	4,011
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,442	$4,962

Supplemental cash flow information:
Interest paid	$619	$681
Income taxes paid	$—	$—
Noncash:
Transfer of loans to other real estate owned	—	68
Transfer of other real estate owned to loans	$41	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2015.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations and cash flows for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2015.

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

Recognition of Deferred Tax Valuation Allowance

As of December 31, 2014, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

2.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014-4, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force)”. The guidance clarifies when an “in substance repossession or foreclosure” occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, such that all or a portion of the loan should be derecognized and the real estate property recognized. ASU 2014-04 states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments of ASU 2014-04 also require interim and annual disclosure of both the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure. The amendments of ASU 2014-04 were effective for Madison Bank of Maryland on January 1, 2015, and were applied using a prospective transition method as described in ASU 2014-04. The application of ASU 2014-04 did not have an impact on the Company’s financial position or results of operations.

In May 2014, the FASB issued an update (ASU No. 2014-09, Revenue from Contracts with Customers) creating FASB Topic 606, Revenue from Contracts with Customers. The guidance in this update affects any entity that either enters into contract with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to approve deferring the effective date by one year (i.e., interim and annual reporting periods beginning after December 15, 2017). We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements.

In August 2014, FASB issues ASU-2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 were effective for Madison Bank of Maryland on January 1, 2015 and were applied using a prospective transition method as described in ASU-2014-14. The application of ASU 201-14 did not have an impact on the Company’s financial position or results of operation.

3.  INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	June 30, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities:
FHLMC bonds	$—	$—	$—	$—
FNMA bonds	—	—	—	—
FFCB bonds	1,997	—	(10)	1,987
Total U.S. Government securities	1,997	—	(10)	1,987

Mortgage-backed securities:
FHLMC certificates	226	9	—	235
FNMA certificates	130	7	—	137
GNMA certificates	74	4	—	78
Total mortgage-backed securities	430	20	—	450
Total investments available-for-sale	$2,427	$20	$(10)	$2,437

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$239	$10	$—	$249
FNMA certificates	154	10	—	164
GNMA certificates	85	4	—	89
Total mortgage-backed securities	478	24	—	502
Total investments available-for-sale	$478	$24	$—	$502

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	June 30, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$1,998	$—	$(41)	$1,957
FNMA bonds	1,000	—	(28)	972
FFCB bonds	2,000	—	(87)	1,913
Total U.S. Government securities	4,998	—	(156)	4,842

Mortgage-backed securities:
FHLMC certificates	1,280	95	—	1,375
FNMA certificates	2,808	144	—	2,952
GNMA certificates	454	39	—	493
Total mortgage backed securities	4,542	278	—	4,820
Total investments held-to-maturity	$9,540	$278	$(156)	$9,662

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997	$10	$(15)	$4,992
FNMA bonds	1,000	—	(26)	974
FFCB bonds	3,000	—	(67)	2,933
Total U.S. Government securities	8,997	10	(108)	8,899

Mortgage-backed securities:
FHLMC certificates	1,466	107	—	1,573
FNMA certificates	3,181	203	—	3,384
GNMA certificates	495	47	—	542
Total mortgage backed securities	5,142	357	—	5,499
Total investments held-to-maturity	$14,139	$367	$(108)	$14,398

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2015 (unaudited) and December 31, 2014 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At June 30, 2015 (unaudited) and December 31, 2014, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	June 30, 2015 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	6,829	(166)	6,829	(166)
Total temporarily impaired securities	$—	$—	$6,829	$(166)	$6,829	$(166)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	4,889	(108)	4,889	(108)
Total temporarily impaired securities	$—	$—	$4,889	$(108)	$4,889	$(108)

The scheduled maturities of debt securities at June 30, 2015 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	2,997	2,959
Due after ten years	3,998	3,870
Mortgage-backed securities	4,972	5,270
Total	$11,967	$12,099

4.  LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
(Dollars in thousands)
Secured by real estate:
Residential:
One-to four-family	$78,668	$83,227
Multi-family	2,129	2,160
Total	80,797	85,387
Non-residential	9,260	9,230
Construction and land loans	5,128	4,856
Home equity line of credit (“HELOC”)	4,689	5,106
Consumer and other loans:
Loans to depositors, secured by savings	8	5
	99,882	104,584
Add:
Net discount on purchased loans	(9)	(8)
Unamortized net deferred costs	30	35
Less:
Undisbursed portion of construction loans	(1,329)	(897)
Unearned net loan origination fees	(45)	(47)
Less allowance for loan losses	(1,725)	(1,731)
Loans receivable, net	$96,804	$101,936

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

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2015	$1,220	$79	$174	$250	$1,723
Charge-offs	(1)	—	—	—	(1)
Recoveries	8	—	—	—	8
Provisions	(25)	9	11	—	(5)
Ending balance, June 30, 2015	$1,202	$88	$185	$250	$1,725

Beginning balance, January 1, 2015	$1,228	$79	$174	$250	$1,731
Charge-offs	(17)	—	—	—	(17)
Recoveries	10	—	—	—	10
Provisions	(19)	9	11	—	1
Ending balance, June 30, 2015	$1,202	$88	$185	$250	$1,725

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$46	$—	$—	—	$46
Ending balance: collectively evaluated for impairment	$1,156	$88	$185	$250	$1,679

Loans:
Ending balance: individually evaluated for impairment	$4,994	$1,948	$2,207	—	$9,149
Ending balance: collectively evaluated for impairment	$80,500	$7,312	$2,921	—	$90,733

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2014	$1,533	$127	$(11)	$—	$1,649
Charge-offs	(22)	—	1	—	(21)
Recoveries	1	—	—	—	1
Provisions	(42)	(40)	76	—	(6)
Ending balance, June 30, 2014	1,470	87	66	—-	1,623

Beginning balance, January 1, 2014	$1,586	$127	$77	$—	$1,790
Charge-offs	(70)	—	(87)	—	(157)
Recoveries	1	—	—	—	1
Provisions	(47)	(40)	76	—	(11)
Ending balance, June 30, 2014	$1,470	$87	$66	$—	$1,623

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$49	$—	$—	—	$49
Ending balance: collectively evaluated for impairment	$1,421	$87	$66	$—	$1,574

Loans:
Ending balance: individually evaluated for impairment	$5,201	$2,762	$2,907	$—	$10,870
Ending balance: collectively evaluated for impairment	$89,842	$8,078	$2,662	$—	$100,582

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,586	$127	$77	$—	$1,790
Charge-offs	(123)	(39)	(722)	—	(884)
Recoveries	2	13	—	—	15
Provisions	(237)	(22)	819	250	810
Ending balance	$1,228	$79	$174	$250	$1,731

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$1,183	$79	$174	$250	$1,686

Loans:
Ending balance: individually evaluated for impairment	$5,280	$1,979	$2,240	$—	$9,499
Ending balance: collectively evaluated for impairment	$85,218	$7,251	$2,616	$—	$95,085

Credit risk profile by internally assigned classification as of June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$82,591	$7,480	$2,921	$92,992
Special mention	1,024	—	140	1,164
Substandard	1,879	1,780	2,067	5,726
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$85,494	$9,260	$5,128	$99,882

Credit risk profile by internally assigned classification as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$85,231	$7,420	$2,616	$95,267
Special mention	2,793	—	144	2,937
Substandard	2,474	1,810	2,096	6,380
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$90,498	$9,230	$4,856	$104,584

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the six months ended June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$3,936	$1,948	$2,207	$8,091
Unpaid principal balance	4,686	1,996	3,227	9,909
Average recorded investment, for the three months ended June 30, 2015	4,035	1,957	2,212	8,204
Interest income recognized	53	10	26	89
Interest income foregone	12	12	1	25
Average recorded investment, for the six months ended June 30, 2015	4,196	1,961	2,219	8,376
Interest income recognized	110	21	54	185
Interest income foregone	26	19	3	48
With an allowance recorded:
Recorded investment	1,058	—	—	1,058
Unpaid principal balance	1,058	—	—	1,058
Related allowance	46	—	—	46
Average recorded investment, for the three months ended June 30, 2015	1,060	—	—	1,060
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Average recorded investment, for the six months ended June 30, 2015	1,064	—	—	1,064
Interest income recognized	17	—	—	17
Interest income foregone	—	—	—	—
Total
Recorded investment	4,994	1,948	2,207	9,149
Unpaid principal balance	5,744	1,996	3,227	10,967
Related allowance	46	—	—	46
Average recorded investment, for the three months ended June 30, 2015	5,095	1,957	2,212	9,264
Interest income recognized	62	10	26	98
Interest income foregone	12	12	1	25
Average recorded investment, for the six months ended June 30, 2015	5,260	1,961	2,219	9,440
Interest income recognized	127	21	54	202
Interest income foregone	26	19	3	48

Impaired loans as of the three and for the six months ended June 30, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$3,835	$2,762	$2,907	$9,504
Unpaid principal balance	4,489	2,795	3,294	10,578
Average recorded investment, for the three months ended June 30, 2014	3,920	2,751	2,913	9,584
Interest income recognized	81	21	26	128
Interest income foregone	30	19	4	53
Average recorded investment, for the six months ended June 30, 2014	4,035	2,684	2,916	9,635
Interest income recognized	141	34	56	231
Interest income foregone	53	33	4	90
With an allowance recorded:
Recorded investment	1,366	—	—	1,366
Unpaid principal balance	1,419	—	—	1,419
Related allowance	49	—	—	49
Average recorded investment, for the three months ended June 30, 2014	1,368	—	—	1,368
Interest income recognized	15	—	—	15
Interest income foregone	1	—	—	1
Average recorded investment, for the six months ended June 30, 2014	1,372	—	—	1,372
Interest income recognized	28	—	—	28
Interest income foregone	1	—	—	1
Total
Recorded investment	5,201	2,762	2,907	10,870
Unpaid principal balance	5,908	2,795	3,294	11,997
Related allowance	49	—	—	49
Average recorded investment, for the three months ended June 30, 2014	5,288	2,751	2,913	10,952
Interest income recognized	96	21	26	143
Interest income foregone	31	19	4	54
Average recorded investment, for the six months ended June 30, 2014	5,407	2,684	2,916	11,007
Interest income recognized	169	34	56	259
Interest income foregone	54	33	4	91

Impaired loans as of and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,389	$1,979	$2,240	$8,608
Unpaid principal balance	5,204	2,021	3,260	10,485
Average recorded investment, for the twelve months ended December 31, 2014	4,577	2,640	2,691	9,908
Interest income recognized	251	66	107	424
Interest income foregone	91	48	8	147
With an allowance recorded:
Recorded investment	891	—	—	891
Unpaid principal balance	891	—	—	891
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	898	—	—	898
Interest income recognized	34	—	—	34
Interest income foregone	4	—	—	4
Total
Recorded investment	5,280	1,979	2,240	9,499
Unpaid principal balance	6,095	2,021	3,260	11,376
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	5,475	2,640	2,691	10,806
Interest income recognized	285	66	107	458
Interest income foregone	95	48	8	151

An aged analysis of past due loans as of June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$84,187	$8,569	$4,995	$97,751
30 – 59 days past due	591	—	—	591
60 – 89 days past due	27	—	—	27
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	689	691	133	1,513
Total past due	1,307	691	133	2,131
Total	$85,494	$9,260	$5,128	$99,882

An aged analysis of past due loans as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$88,268	$8,932	$4,664	$101,864
30 – 59 days past due	981	—	—	981
60 – 89 days past due	154	—	—	154
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	1,095	298	192	1,585
Total past due	2,230	298	192	2,720
Total	$90,498	$9,230	$4,856	$104,584

Non-performing loans as of June 30, 2015 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$693	$1,348	$59	$2,100
Other non-accrual loans	508	385	133	1,026
Total non-accrual loans	1,201	1,733	192	3,126
Accruing troubled debt restructured loans	2,852	216	1,874	4,942
Total	$4,053	$1,949	$2,066	$8,068

Non-performing loans as of December 31, 2014 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$866	$1,368	$64	$2,298
Other non-accrual loans	917	—	128	1,045
Total non-accrual loans	1,783	1,368	192	3,343
Accruing troubled debt restructured loans	2,539	227	1,904	4,670
Total	$4,322	$1,595	$2,096	$8,013

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

The following includes loans classified as troubled debt restructurings during the six months ended June 30, 2015 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	7	$844	$844
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	7	$844	$844

The following includes loans classified as troubled debt restructurings during the six months ended June 30, 2014 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	—	$—	$—
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	—	$—	$—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the six months ended June 30, 2015 (unaudited).

During the Six Months Ended June 30, 2015 (unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the six months ended June 30, 2014 (unaudited).

During Six Months Ended June 30, 2014 (Unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $443,000 and $450,000 at June 30, 2015 (unaudited) and December 31, 2014, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $258,000 as of June 30, 2015 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at June 30, 2015 (unaudited) and December 31, 2014 was $133,000 and $379,000, respectively.

The activity in residential other real estate owned is as follows:

(Dollars in thousands)
BALANCE AS OF DECEMBER 31, 2014	$379
Additions	—
Transfers from Loans	—
Transfers to Loans	(41)
Sales	(154)
Provisions	(51)
BALANCE AS OF JUNE 30, 2015 (unaudited)	$133

6.  DEPOSITS

Deposits are summarized as follows:

	June 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$834	$842
NOW and Money market	20,895	20,895
Savings	15,352	15,143
Certificates of deposit	59,728	61,593
Total deposits	$96,809	$98,473

The aggregate amount of time deposits in denominations of $100,000 or more as of June 30, 2015 (unaudited) and December 31, 2014 was $27,428,000 and $26,650,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At June 30, 2015 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)
2015	$15,994
2016	21,941
2017	8,619
2018	5,681
2019	4,695
2020	2,798
Total	$59,728

Executive officers’ and directors’ deposits were $563,000 and $454,000 at June 30, 2015 (unaudited) and December 31, 2014, respectively.

7.  INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	June 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$6	$5
Allowance for credit losses	680	683
Deferred compensation	78	126
Allowance for ground rents	55	55
Allowance for delinquent mortgage interest	270	276
Capital loss carryforward	—	2
Contribution carryforward	—	—
Net operating loss carryforward	1,076	840
Allowance for real estate owned	63	113
Total deferred tax assets	2,228	2,100
Valuation allowance	(1,079)	(843)
Deferred tax assets after valuation allowance	1,149	1,257
Deferred tax liabilities:
Depreciation	128	128
Unrealized gain on available-for-sale securities	4	9
Total deferred tax liabilities	132	137
Net deferred tax assets	$1,017	$1,120

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

Valuation allowance for deferred taxes for the six months ended June 30, 2015 (unaudited) and December 31, 2014 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2014	$(42)
Expiration of capital loss carryforwards	40
Increase in valuation allowance	(841)
Balance of December 31, 2014	$(843)
Increase in valuation allowance	(236)
Balance of June 30, 2015	$(1,079)

As of December 31, 2014, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $1,100,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2014 and 2015, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2014 and June 30, 2015; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of June 30, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the June 30, 2015 (unaudited) and December 2014 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2015 (unaudited):
Total risk-based capital (to risk-weighted assets)	$26,389	36.08%	$5,851	≥8.0%
Tier I capital (to risk-weighted assets)	25,465	34.82	4,388	≥6.0
Tier I capital (to adjusted total assets)	25,465	17.83	5,713	≥4.0
Common equity tier 1 capital (to risk weighted assets)	25,465	34.82	3,291	≥4.5

As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$26,739	33.97%	$6,298	≥8.0%
Tier I capital (to risk-weighted assets)	25,746	32.70	3,149	≥4.0
Tier I capital (to adjusted total assets)	25,746	17.09	6,027	≥4.0

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	June 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Total Company equity capital	$35,432	$35,814
LESS: Parent Only Equity	9,960	10,053
LESS: Net unrealized gains on available-for-sale securities	7	15
Tier 1 Capital	$25,465	$25,746
Tier 1 Capital	$25,465	$25,746
Allowance for loan and lease losses includible in Tier 2 capital	924	993
Total risk-based capital	$26,389	$26,739

9.  OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the six months ended June 30, 2015 and 2014 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$(13)	$5	$(8)
Other Comprehensive Loss	$(13)	$5	$(8)
Six Months Ended June 30, 2014 (unaudited)
Net unrealized gain on securities available-for-sale	$19	$(7)	$12
Other Comprehensive Gain	$19	$(7)	$12

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2015 and 2014 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other comprehensive loss	(8)	(8)
Balance at End of Period	$7	$7

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2014 (unaudited)
Balance at Beginning of Year	$7	$7
Other comprehensive gain	12	12
Balance at End of Period	$19	$19

10. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2015 are as follows:

	Three Months Ended June 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(231)	1,951,420	$(0.12)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(231)	1,951,420	$(0.12)

	Six Months Ended June 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(435)	1,950,018	$(0.22)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(435)	1,950,018	$(0.22)

There were no anti-dilutive shares excluded from the June 30, 2015 diluted earnings per share calculation.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2015 and December 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at June 30, 2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments available-for-sale:
FFCB AFS	$1,987	$—	$1,987	$—	$—	$—
Mortgage-backed securities:
FHLMC AFS	235	—	235	—	—	—
FNMA AFS	137	—	137	—	—	—
GNMA AFS	78	—	78	—	—	—
Total assets measured at fair value on a recurring basis	$2,437	$—	$2,437	$—	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
Description (Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Mortgage-backed securities:
FHLMC AFS	$249	$—	$249	$—	$—	$—
FNMA AFS	164	—	164	—	—	—
GNMA AFS	89	—	89	—	—	—
Total assets measured at fair value on a recurring basis	$502	$—	$502	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at June 30, 2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$4,948	$—	$3,936	$1,012	$—	$—
Commercial	1,948	—	1,948	—	—	—
Land	2,207	—	2,207	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	133	—	133	—	—	(51)
Total assets measured at fair value on a non-recurring basis	$9,236	$—	$8,224	$1,012	$—	$(51)

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at June 30, 2015 (unaudited) and December 31, 2014 are as follows:

	Carrying Value June 30, 2015	Fair Value June 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$4,442	$4,442	$—	$4,442	$—
Other interest bearing deposits in other banks	23,891	23,891	—	23,891	—
Investment securities	11,977	12,099	—	12,099	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	96,804	94,837	—	8,224	86,613
Bank owned life insurance	872	872	—	872	—
Accrued interest receivable	340	340	—	340	—

LIABILITIES
Deposits	$96,809	$95,817	$—	$—	$95,817
FHLB advances	12,000	12,539	—	—	12,539

(Dollars in thousands)	Carrying Value December 31, 2014	Fair Value December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$15,190	$15,190	$—	$15,190	$—
Other interest bearing deposits in other banks	10,445	10,445	—	10,445	—
Investment securities	14,641	14,900	—	14,900	—
Federal Home Loan Bank stock	929	929	—	929	—
Loans, net	101,936	98,301	—	8,987	89,314
Bank owned life insurance	847	847	—	847	—
Accrued interest receivable	337	337	—	337	—

LIABILITIES
Deposits	$98,473	$97,673	$—	$—	$97,673
FHLB advances	15,750	16,246	—	—	16,246

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2015 (unaudited) and December 31, 2014:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At June 30, 2015, we had total assets of $144.9 million, total deposits of $96.8 million and total equity of $35.4 million.

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

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether another-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Balance Sheet Analysis

Assets. At June 30, 2015, our assets totaled $144.9 million, a decrease of $5.8 million, or 3.8%, from total assets of $150.7 million at December 31, 2014. The decrease in assets for the six months ended June 30, 2015 was due mainly to, a $10.7 million, or 70.8%, decrease in cash and cash equivalents, a $5.1 million, or 5.0%, decrease in loans, net of unearned fees, reflecting weak loan demand in our market area, and a $1.9 million, or 385.5% decrease in investment securities held-to-maturity, partially offset by, a $13.4 million, or 128.7% increase in other interest-bearing deposits in other banks as we invested the net proceeds of our mutual-to-stock conversion into interest-bearing deposits in other banks.

Loans. At June 30, 2015, residential mortgage loans totaled $80.8 million, or 80.9% of the total loan portfolio compared to $85.4 million, or 81.6% of the total loan portfolio at December 31, 2014. Residential mortgage loans decreased by $4.6 million, 5.4%, during the six months ended June 30, 2015 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $9.3 million and represented 9.3% of total loans at June 30, 2015, compared to $9.2 million, or 8.8% of total loans, at December 31, 2014. We currently do not offer non-residential real estate loans. The increase in non-residential real estate loans is due to a draw on an existing line of credit.

Construction and land loans totaled $5.1 million, and represented 5.1% of total loans, at June 30, 2015, compared to $4.9 million, or 4.6% of total loans, at December 31, 2014. At June 30, 2015, we had $1.4 million of construction loans, amounting to 27.3% of our construction and land loan portfolio, and $3.7 million of land loans, amounting to 72.7% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $4.7 million, and represented 4.7% of total loans, at June 30, 2015, compared to $5.1 million, or 4.9% of total loans, at December 31, 2014.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $8,000 at June 30, 2015, representing less than .01% of the loan portfolio.

Securities. At June 30, 2015, our securities held-to-maturity decreased by $4.6 million, or 32.5%, from $14.1 million at December 31, 2014 to $9.5 million at June 30, 2015. Securities held-to-maturity at June 30, 2015 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At June 30, 2015, our securities available-for-sale at fair value increased by $1.9 million, or 385.0%, from $502,000 at December 31, 2014 to $2.4 million at June 30, 2015. The increase is due to the purchase of $2.0 million in Federal Farm Credit Bureau bonds. Securities available-for-sale at June 30, 2015 consisted of bonds issued by Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At June 30, 2015, we also held a $688,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At June 30, 2015, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $701,000 at June 30, 2015 compared to $703,000 at December 31, 2014.

Deposits. Total deposits decreased by $1.7 million, or 1.7%, to $96.8 million at June 30, 2015 from $98.5 million at December 31, 2014. Balances in non-interest-bearing deposits decreased by $8,000, or 1.0%, from $842,000 at December 31, 2014 to $834,000 at June 30, 2015. Interest-bearing deposits decreased by $1.6 million, or 1.7%, to $96.0 million at June 30, 2015 compared to $97.6 million at December 31, 2014.

Borrowings. Borrowings from the Federal Home Loan Bank of Atlanta decreased by $3.8 million, or 23.8%, to $12.0 million at June 30, 2015 compared to $15.8 million at December 31, 2014. The decrease is due to the repayment of short term advances.

Equity. Equity decreased by $382,000, or 1.1%, to $35.4 million at June 30, 2015 from $35.8 million at December 31, 2014 primarily as the result of net losses of $435,000 for the six months ended June 30, 2015.

Results of Operations for the Three Months Ended June 30, 2015 and 2014

Overview. We had net loss of $231,000 for the three months ended June 30, 2015, as compared to net income of $21,000 for the three months ended June 30, 2014. The net loss for the three months ended June 30, 2015 was primarily due to additional expenses resulting from being a public company and a decrease in net interest income.

Net Interest Income. Net interest income decreased by $80,000, or 8.2%, for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. The decrease in net interest income was primarily attributable to a 51 basis point decrease in our average yield on interest earning assets from 3.98% for the three months ended June 30, 2014 to 3.47% for the three months ended June 30, 2015 (primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks), partially offset by a $6.7 million, or 5.1%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to a $21.8 million or 528.5% increase in the average balance of interest bearing deposits in other banks, partially offset by a $11.2 million, or 10.1%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the three months ended June 30, 2015) and a $4.5 million or 30.6%, decrease in the average balance of investment securities held-to-maturity.

Interest on investment securities held-to-maturity decreased by $35,000, or 30.2%, for the three months ended June 30, 2015 as compared to the comparable period in 2014, due to a $4.5 million decrease in the average balance.

Interest on investment securities available-for-sale increased by $4,000, or 66.7% for the three months ended June 30, 2015 as compared to the comparable period in 2014. There was a 108 basis point decrease in the average yield on investment securities available-for-sale and a $940,000, or 162.6%, increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $26,000, or 13.6%, during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to a 7 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the three months ended June 30, 2015, and a $5.2 million, or 7.9%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $3,000, or 2.3%, during the three months ended June 30, 2015, due to a $4.3 million, or 24.1%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 84 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At June 30, 2015, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying such advances in full at June 30, 2015, we would have incurred prepayment penalties totaling $662,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

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

	Three Months Ended June 30,
	2015 (unaudited)			2014 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Interest-bearing deposits in other banks	$25,883	$48	0.74%	$4,118	$10	1.00%
Loans receivable, net of unearned fees	100,077	1,045	4.18	111,326	1,169	4.20
Investment securities available-for-sale –amortized cost	1,518	10	2.75	578	6	3.83
Investment securities held-to-maturity	10,228	81	3.15	14,742	116	3.16
Other interest-earning assets	721	17	9.56	929	9	3.88
Total interest-earning assets	138,427	1,201	3.47	131,693	1,310	3.98
Cash and due from banks	3,340			3,802
Allowance for credit losses	(1,727)			(1,639)
Other non-interest-earning assets	7,283			8,073
Total assets	$147,323			$141,929

Interest-bearing liabilities:
Certificates of deposit	$60,855	$165	1.09%	$66,045	$191	1.15%
NOW and money market	20,853	12	0.23	21,837	11	0.21
Savings	15,030	3	0.10	16,231	4	0.10
Federal Home Loan Bank advances	13,478	127	3.77	17,750	130	2.93
Total interest-bearing liabilities	110,216	307	1.12	121,863	336	1.10

Non-interest-bearing demand deposits	940			820
Other non-interest-bearing liabilities	570			638

Total liabilities	111,726			123,321
Total equity	35,597			18,608

Total liabilities and equity	$147,323			$141,929
Net interest income		$894			$974
Interest rate spread			2.35%			2.88%
Net interest margin			2.58%			2.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.60%			108.07%

Provision for Loan Losses. We had a reversal for loan losses of $5,000 for the three months ended June 30, 2015, compared to a reversal of $6,000 for the three months ended June 30, 2014. The reversal was due to the repayment of troubled debt restructured loans in compliance with their modified terms. At June 30, 2015, the allowance for loan losses was $1.7 million, or 1.73% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.

Non-accrual loans amounted to $3.1 million at June 30, 2015 compared to $3.3 million at December 31, 2014. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 20.68% at June 30, 2015 compared to 21.60% at December 31, 2014. Net loan recoveries amounted to $7,000 during the three months ended June 30, 2015, compared to net loan charge-offs of $20,000 during the three months ended June 30, 2014.

Non-interest Income. Total non-interest income increased by $6,000, or 16.7%, from $36,000 for the three months ended June 30, 2014 to $42,000 for the three months ended June 30, 2015. The increase in total non-interest income primarily was due to a 11,000, or 1100.0%, increase in cash surrender value of life insurance. This increase was offset, in part, by $4,000, or 33.3% decrease in fees and charges on loans and a $2,000, or 15.4% decrease in ground rent fees.

Non-interest Expenses. Total non-interest expenses increased by $104,000, or 10.6%, from $982,000 for the three months ended June 30, 2014 to $1.1 million for the three months ended June 30, 2015. The increase primarily was attributable to $67,000 increase in salaries and employee benefits primarily due to the employee stock ownership plan, and $70,000 increase in legal and professional fees due to additional expenses resulting from being a public company. The increase was partially offset by a $15,000, decrease in advertising and marketing related expenses.

Income Tax Expense. We had an income tax expense of $86,000 and $13,000 during the three months ended June 30, 2015 and 2014, respectively. The deferred tax asset related to net operating losses increased for the three months ended June 30, 2015, which increases the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

Results of Operations for the Six Months Ended June 30, 2015 and 2014

Overview. We had net loss of $435,000 for the six months ended June 30, 2015, as compared to net income of $95,000 for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 was primarily due to additional expenses resulting from being a public company and decrease in interest and non-interest income.

Net Interest Income. Net interest income decreased by $106,000, or 5.6%, for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease in net interest income was primarily attributable to a 43 basis point decrease in our average yield on interest earning assets from 3.89% for the six months ended June 30, 2014 to 3.46% for the six months ended June 30, 2015 primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks, partially offset by a $6.8 million, or 5.1%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to a $20.4 million or 451.1% increase in the average balance of interest bearing deposits in other banks, partially offset by a $11.1 million, or 9.9%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the six months ended June 30, 2015) and a $2.8 million or 19.5%, decrease in the average balance of investment securities held-to-maturity.

Interest on investment securities held-to-maturity decreased by $44,000, or 19.3%, for the six months ended June 30, 2015 as compared to the comparable period in 2014, due to a $2.8 million decrease in the average balance.

Interest on investment securities available-for-sale was $14,000, for the six months ended June 30, 2015 and $10,000, for the six months ended June 30, 2014. There was a 74 basis point decrease in the average yield on investment securities available-for-sale and a $463,000, or 85.3%, increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $58,000, or 14.8%, during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to a 7 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the six months ended June 30, 2015, and a $6.3 million, or 9.3%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $5,000, or 1.9%, during the six months ended June 30, 2015, due to a $3.2 million, or 17.8%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 56 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarterly of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At June 30, 2015, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, maturing between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying such advances in full at June 30, 2015, we would have incurred prepayment penalties totaling $662,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

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

	Six Months Ended June 30,
	2015 (unaudited)			2014 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Interest-bearing deposits in other banks	$24,896	$88	.71%	$4,518	$21	0.94%
Loans receivable, net of unearned fees	101,379	2,107	4.16	112,479	2,312	4.11
Investment securities available-for-sale –amortized cost	1,006	14	2.87	543	10	3.61
Investment securities held-to-maturity	11,705	184	3.14	14,549	228	3.14
Other interest-earning assets	816	27	6.66	947	18	3.81
Total interest-earning assets	139,802	2,420	3.46	133,036	2,589	3.89
Cash and due from banks	3,162			3,723
Allowance for credit losses	(1,730)			(1,690)
Other non-interest-earning assets	7,392			8,241
Total assets	$148,626			$143,310

Interest-bearing liabilities:
Certificates of deposit	$61,046	$333	1.09%	$67,342	$391	1.16%
NOW and money market	21,909	24	0.22	21,993	23	0.21
Savings	14,988	7	0.10	16,277	8	0.10
Federal Home Loan Bank advances	14,597	254	3.48	17,750	259	2.92
Total interest-bearing liabilities	112,540	618	1.10	123,362	681	1.10

Non-interest-bearing demand deposits	923			765
Other non-interest-bearing liabilities	547			607

Total liabilities	114,010			124,734
Total equity	34,616			18,576

Total liabilities and equity	$148,626			$143,310
Net interest income		$1,802			$1,908
Interest rate spread			2.36%			2.79%
Net interest margin			2.58%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	-		124.22%			107.84%

Provision for Loan Losses. We had a provision for loan losses of $1,000 for the six months ended June 30, 2015, compared to a reversal of $11,000 for the six months ended June 30, 2014. The provision for loan losses was principally the result of new troubled debt modifications and the reversal was payment of troubled debt restructured loans in compliance with their modified terms. At June 30, 2015, the allowance for loan losses was $1.7 million, or 1.73% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.

Non-accrual loans amounted to $3.1 million at June 30, 2015 compared to $3.3 million at December 31, 2014. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 20.68% at June 30, 2015 compared to 21.60% at December 31, 2014. Net loan charge-offs amounted to $7,000 during the six months ended June 30, 2015, compared to $156,000 during the six months ended June 30, 2014.

Non-interest Income. Total non-interest income decreased by $116,000, or 56.9%, from $204,000 for the six months ended June 30, 2014 to $88,000 for the six months ended June 30, 2015. The decrease in total non-interest income primarily was due to a $131,000 decrease in gain on sale of real estate held for sale. This decrease was offset, in part, by a $23,000, or 1150.0%, increase in cash surrender value of life insurance.

Non-interest Expenses. Total non-interest expenses increased by $251,000, or 12.8%, from $2.0 million for the six months ended June 30, 2014 to $2.2 million for the six months ended June 30, 2015. The increase primarily was attributable to $119,000 increase in salaries and employee benefits primarily due to the employee stock ownership plan, a $108,000 increase in legal and professional fees and $38,000 in other expenses due to additional expenses resulting from being a public company and a $51,000, increase in the provision for losses on other real estate owned. During the six months ended June 30, 2015, we wrote-down two properties scheduled for auction in the second quarter 2015. This increase was offset, in part, by a $16,000 decrease in the provision for loss on ground rents and a $14,000 decrease in occupancy expenses and a $15,000 decrease in furniture and equipment expenses.

Income Tax Expense. We had an income tax expense of $105,000 and $60,000 during the six months ended June 30, 2015 and 2014, respectively. The deferred tax asset related to net operating losses increased for the six months ended June 30, 2015, which increases the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

Analysis of Non-performing and Classif ied Assets. We consider repossessed assets, non-accrual loans and ground rents delinquent in excess of three years to be non-performing assets. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful the loan will immediately be considered non-accrual. When a loan is deemed non-accrual, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. Typically, payments received on a non-accrual loan are first applied to unpaid interest and thereafter in order, to escrow payment, the outstanding principal balance and late charges.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the fair market value at the date of foreclosure less estimated selling costs. Any holding cost and decline in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,201	$1,783
Non-residential	1,733	1,368
Construction and land	192	192
Total	3,126	3,343
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	—
Total	—	—
Total of non-performing loans and accruing loans 90 days or more past due	3,126	3,343
Assets acquired through foreclosure	133	379
Ground rents	139	139
Total non-performing assets	3,398	3,861
Troubled debt restructurings accruing	4,942	4,670
Troubled debt restructurings accruing and total non-performing assets	$8,340	$8,531
Total of non-performing loans and accruing loans past due 90 days or more to total loans	3.13%	3.20%
Total non-performing loans to total assets	2.16	2.22
Total non-performing assets and accruing loans past due 90 days or more to total assets	2.34	2.56
Total non-performing loans and accruing troubled debt restructurings to total assets	5.57	5.32
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	5.76	5.66

At June 30, 2015, non-accrual loans consisted of 16 residential mortgage loans totaling $1.2 million, four non-residential loans totaling $1.7 million, two construction and land loans totaling $192,000 and no home equity lines of credit. The decrease in non-performing loans at June 30, 2015 as compared to December 31, 2014 is primarily the result five residential loans payoffs, two residential loans transferring to accrual status offset by two non-residential and one residential loans transferring to non-accrual status. We had no loans 90 days or more but still accruing at June 30, 2015 or December 31, 2014.

At June 30, 2015, our largest non-performing loan relationships consisted of the following:

•	A $1.0 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at June 30, 2015 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $48,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at June 30, 2015, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•	A relationship consisting of seven residential mortgage loans totaling $908,000 secured by six single-family investment properties located in Baltimore City. We commenced foreclosure proceedings on two of these loans totaling $230,000. The borrower has brought the remaining five loans, totaling $678,000 at June 30, 2015, current, and we have an assignments of rent agreement that generally are sufficient to keep the loans current on an ongoing basis.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At June 30, 2015 and December 31, 2014, we had $4.9 million and $4.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At June 30, 2015, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts. The loan was considered accruing at June 30, 2015 as the borrower has made payments in accordance with the restructured terms. At June 30, 2015, the borrower had a second loan with an outstanding balance of $54,000 secured by the same property. The borrower is seeking to sell the property securing these loans.

At June 30, 2015, accruing troubled debt restructurings also included two loans secured by residential property in Queen Anne’s County, Maryland. One loan was a $598,000 loan secured by a first mortgage, and the second loan was a home equity line of credit with an outstanding balance of $751,000 secured by a second mortgage on the same property. We agreed to restructure the first mortgage loan and defer outstanding amounts. As of January 1, 2015 the first mortgage converted to principal and interest payments at the contractual rate of interest. The borrower was in compliance with the terms of both loans at June 30, 2015, and the loans were accruing at that date. The property is listed for sale.

Interest income that would have been recorded for the six months ended June 30, 2015 and 2014 had non-accrual loans been current according to their original terms, amounted to approximately $48,000 and $91,000, respectively. Interest income of $202,000 and $259,000 related to non-accrual loans was included in interest income for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, we had $133,000 of other real estate owned, consisting of four lots located in Baltimore and Harford Counties.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six months Ended June 30,
	2015	2014
(Dollars in thousands)	(unaudited)
Allowance at beginning of period	$1,731	$1,790

Charge-Offs:
Residential, home equity lines of credit and consumer	(17)	(70)
Non-residential	—	—
Construction and land loans	—	(87)
Total charge-offs	(17)	(157)

Recoveries:
Residential, home equity lines of credit and consumer	10	1
Non-residential	—	—
Construction and land loans	—	—
Total recoveries	10	1

Net charge-offs	(7)	(156)
Provision (reversal) for loan losses	1	(11)
Allowance at end of period	$1,725	$1,623
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	20.68%	15.28%
Allowance for loan losses to total loans at end of period	1.73%	1.46%
Net charge-offs to average loans outstanding during the period	.01%	.14%

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

We regularly adjust our investments in liquid assets available to meet short-term liquidity needs based upon our assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv the objectives of our asset/liability management policy. We do not have long-term debt or other financial obligations that would create long-term liquidity concerns.

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $4.4 million. Securities classified as available-for-sale amounting to $2.4 million at June 30, 2015, provide an additional source of liquidity. In addition, at June 30, 2015, we had the ability to borrow a total of approximately $28.2 million from the Federal Home Loan Bank of Atlanta. At June 30, 2015, we had $12 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at June 30, 2015.

At June 30, 2015, we had $442,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2015 totaled $16.0 million, or 26.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)  Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)  Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) (File No. 000-55341). As of June 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	August 13, 2015	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated:	August 13, 2015	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)