Form 10-Q
period 2015-09-30
MB Bancorp Inc
filed 2015-11-12
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, there were 2,116,000 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2015	2014
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$3,368	$3,627
Interest bearing deposits in other banks	1,626	11,563
Total cash and cash equivalents	4,994	15,190

Other interest-bearing deposits in other banks	22,977	10,445
Investment securities available-for-sale – at fair value	3,952	502
Investment securities held to maturity – amortized cost	8,338	14,139

Loans, net of unearned fees	95,646	103,667
Less allowance for loan losses	(1,622)	(1,731)
Loans, net	94,024	101,936

Real estate ground rents	839	842
Less allowance for credit losses	(137)	(139)
Ground rents, net	702	703

Federal Home Loan Bank stock, at cost	688	929
Property and equipment – net	3,829	3,907
Deferred income taxes	848	1,120
Bank-owned life insurance	885	847
Other real estate owned	20	379
Accrued interest receivable and other assets	583	588
TOTAL ASSETS	$141,840	$150,685

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$94,020	$98,473
Federal Home Loan Bank advances	12,000	15,750
Deferred compensation liability	181	318
Accounts payable and other liabilities	464	330
Total liabilities	106,665	114,871

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at September 30, 2015 and December 31, 2014	21	21
Additional paid-in capital	20,153	20,144
Retained earnings - substantially restricted	16,578	17,318
Accumulated other comprehensive income	22	15
Unearned ESOP shares	(1,599)	(1,684)
Total stockholders' equity	35,175	35,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$141,840	$150,685

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2014		2015	2014
(Dollars in thousands, except per share amount)	(unaudited)			(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,068		$1,119	$3,175		$3,431
Interest on federal funds sold and other investments	48		9	136		30
Interest and dividends on investment securities	101		127	326		383
Total interest income	1,217		1,255	3,637		3,844

INTEREST EXPENSE:
Interest on deposits	181		200	545		622
Interest on short-term borrowings	—		3	3		11
Interest on long-term borrowings	128		128	379		379
Total interest expense	309		331	927		1,012

NET INTEREST INCOME	908		924	2,710		2,832

(REVERSAL) PROVISION FOR LOAN LOSSES	(5)		821	(4)		810

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	913		103	2,714		2,022

NON-INTEREST INCOME:
Service charges on deposit accounts	3		3	9		10
Fees and charges on loans	17		9	37		37
Increase in cash surrender value of life insurance	13		1	38		3
Gain on sale of other real estate owned	3		—	10		1
Gain on sale of real estate held for sale	8		—	8		131
Ground rent fees	10		10	30		33
Other income	6		6	16		18
Total non-interest income	60		29	148		233

NON-INTEREST EXPENSE:
Salaries and employee benefits	616		569	1,834		1,668
Occupancy expenses	97		104	314		335
Furniture and equipment expenses	13		15	38		55
Legal and professional expenses	82		40	280		130
Data processing and other outside services	58		58	179		180
FDIC insurance premiums	24		29	77		90
Advertising and marketing related expenses	14		9	52		58
Provision for loss on other real estate owned	96		108	147		108
Provision (reversal) for loss on ground rents	(1)		(1)	(5)		11
Other expenses	122		155	424		419
Total non-interest expenses	1,121		1,086	3,340		3,054

LOSS BEFORE INCOME TAXES	(148)		(954)	(478)		(799)

INCOME TAX EXPENSE	157		303	262		363

NET LOSS	$(305)		$(1,257)	$(740)		$(1,162)

Basic loss earnings per share	$(.16)	$	N/A	$(.38)	$	N/A

Diluted loss per share	$(.16)	$	N/A	$(.38)	$	N/A

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in thousands)	(unaudited)		(unaudited)
NET LOSS	$(305)	$(1,257)	$(740)	$(1,162)
OTHER COMPREHENSIVE INCOME (LOSS) ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	25	(5)	12	13
Income taxes on unrealized gains (losses) arising during the period	(10)	2	(5)	(5)
	15	(3)	7	8
COMPREHENSIVE LOSS	$(290)	$(1,260)	$(733)	$(1,154)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2015 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BALANCE AT JANUARY 1, 2014	$—	$—	$18,495	$—	$7	$18,502

Net loss	—	—	(1,162)	—	—	(1,162)

Net unrealized gain on available- for sale securities, net of taxes of ($5)	—	—	—	—	8	8

BALANCE AT SEPTEMBER 30, 2014	$—	$—	$17,333	$—	$15	$17,348

BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814

Net Loss	—	—	(740)	—	—	(740)

Net unrealized gain on available-for-sale securities, net of taxes of ($5)	—	—	—	—	7	7

Stock-based compensation	—	9	—	85	—	94

BALANCE AT SEPTEMBER 30, 2015	$21	$20,153	$16,578	$(1,599)	$22	$35,175

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	September 30,	September 30,
	2015	2014
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(740)	$(1,162)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	106	124
Increase in cash surrender value of life insurance	(38)	(3)
Net amortization/accretion of premiums and discounts	(8)	2
(Reversal) provision for loan losses	(4)	810
(Reversal) provision for ground rent losses	(5)	11
Decrease in deferred income taxes	267	370
Provision for loss on other real estate owned	147	108
Non-cash compensation under stock-based benefit plan	93	—
Gain on sale of other real estate owned	(10)	(1)
Increase in accrued interest and other assets	5	(254)
Gain on sale of real estate held for sale	(8)	(131)
Decrease in deferred compensation liability	(137)	(51)
Increase (decrease) increase in accounts payable and other liabilities	143	(137)
Net cash used in operating activities	(189)	(314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in other interest bearing deposits in other banks	(12,532)	1,001
Purchase of available-for-sale investments	(3,501)	(120)
Proceeds from calls/repayments of available-for-sale investments	64	58
Purchase of held-to-maturity investments	—	(968)
Proceeds from maturity/repayments of held-to-maturity investments	5,809	776
Net decrease in loans	7,957	6,203
Proceeds from sale of ground rents	6	5
Proceeds from sale of other real estate owned	171	2
Proceeds from sale of real estate held for sale	8	575
Purchase of property, plant and equipment	(28)	(30)
Redemption of Federal Home Loan Bank stock	241	55
Net cash (used in) provided by investing activities	(1,805)	7,557

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(4,452)	$(7,149)
Federal Home Loan Bank advances	4,750	5,750
Federal Home Loan Bank repayments	(8,500)	(5,750)
Net cash used in financing activities	(8,202)	(7,149)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,196)	94
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,190	4,010
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,994	$4,104

Supplemental cash flow information:
Interest paid	$927	$1,013
Income taxes paid	$—	$—
Noncash:
Transfer of loans to other real estate owned	$—	$67
Transfer of other real estate owned to loans	$41	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

The cost of conversion and issuing and selling the capital stock was deducted from the proceeds of the offering. The Bank incurred $995,000 in conversion cost, which was recorded in prepaid expenses and other assets on the Consolidated Balance Sheet. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company’s common stock. The conversion will be accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed above or the regulatory capital requirements imposed by the OCC.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2015.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of operations and cash flows for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the year ended December 31, 2015.

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

Income Taxes

The Bank uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense. Tax years subsequent to December 31, 2011 remain subject to examination by Federal and State of Maryland jurisdictions.

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

Recognition of Deferred Tax Valuation Allowance

As of December 31, 2014, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

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

In August 2014, FASB issued ASU-2014-14, “Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 were effective for Madison Bank of Maryland on January 1, 2015 and were applied using a prospective transition method as described in ASU-2014-14. The application of ASU 201-14 did not have an impact on the Company’s financial position or results of operation.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities:
FHLMC bonds	$—	$—	$—	$—
FNMA bonds	—	—	—	—
FFCB bonds	2,996	12	—	3,008
Total U.S. Government securities	2,996	12	—	3,008

Mortgage-backed securities:
FHLMC certificates	725	12	—	737
FNMA certificates	121	9	—	130
GNMA certificates	74	3	—	77
Total mortgage-backed securities	920	24	—	944
Total investments available-for-sale	$3,916	$36	$—	$3,952

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$239	$10	$—	$249
FNMA certificates	154	10	—	164
GNMA certificates	85	4	—	89
Total mortgage-backed securities	478	24	—	502
Total investments available-for-sale	$478	$24	$—	$502

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	September 30, 2015 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$998	$—	$(6)	$992
FNMA bonds	1,000	—	(5)	995
FFCB bonds	2,000	—	(43)	1,957
Total U.S. Government securities	3,998	—	(54)	3,944

Mortgage-backed securities:
FHLMC certificates	1,207	88	—	1,295
FNMA certificates	2,709	170	—	2,879
GNMA certificates	424	38	—	462
Total mortgage backed securities	4,340	296	—	4,636
Total investments held-to-maturity	$8,338	$296	$(54)	$8,580

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997	$10	$(15)	$4,992
FNMA bonds	1,000	—	(26)	974
FFCB bonds	3,000	—	(67)	2,933
Total U.S. Government securities	8,997	10	(108)	8,899

Mortgage-backed securities:
FHLMC certificates	1,466	107	—	1,573
FNMA certificates	3,181	203	—	3,384
GNMA certificates	495	47	—	542
Total mortgage backed securities	5,142	357	—	5,499
Total investments held-to-maturity	$14,139	$367	$(108)	$14,398

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2015 (unaudited) and December 31, 2014 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At September 30, 2015 (unaudited) and December 31, 2014, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	September 30, 2015 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	3,944	(54)	3,944	(54)
Total temporarily impaired securities	$—	$—	$3,944	$(54)	$3,944	$(54)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	4,889	(108)	4,889	(108)
Total temporarily impaired securities	$—	$—	$4,889	$(108)	$4,889	$(108)

The scheduled maturities of debt securities at September 30, 2015 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	3,996	4,002
Due after ten years	2,998	2,950
Mortgage-backed securities	5,260	5,580
Total	$12,254	$12,532

4.   LOANS RECEIVABLE

Loans receivable consist of the following

	September 30, 2015	December 31, 2014
(Dollars in thousands)	(Unaudited)
Secured by real estate:
Residential:
One-to four-family	$77,010	$83,227
Multi-family	2,115	2,160
Total	79,125	85,387
Non-residential	8,726	9,230
Construction and land loans	5,059	4,856
Home equity line of credit (“HELOC”)	3,908	5,106
Consumer and other loans:
Loans to depositors, secured by savings	7	5
	96,825	104,584
Add:
Net discount on purchased loans	(9)	(8)
Unamortized net deferred costs	28	35
Less:
Undisbursed portion of construction loans	(1,157)	(897)
Unearned net loan origination fees	(41)	(47)
Less allowance for loan losses	(1,622)	(1,731)
Loans receivable, net	$94,024	$101,936

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

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans are generally placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent or if there are extenuating circumstances. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful, the loan will immediately be considered non-accrual. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and/or interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent, the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows.

The Bank charges off loans after the loan or a portion of the loan is deemed to be a loss and the loss amount has been determined. The loss amount is charged to the established allowance for loan losses. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2015	$1,202	$88	$185	$250	$1,725
Charge-offs	—	(247)	(25)	—	(272)
Recoveries	4	—	170	—	174
(Reversal) Provisions	(129)	331	(207)	—	(5)
Ending balance, September 30, 2015	$1,077	$172	$123	$250	$1,622

Beginning balance, January 1, 2015	$1,228	$79	$174	$250	$1,731
Charge-offs	(17)	(247)	(25)	—	(289)
Recoveries	14	—	170	—	184
(Reversal) Provisions	(148)	340	(196)	—	(4)
Ending balance, September 30, 2015	$1,077	$172	$123	$250	$1,622

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$40	$—	$—	$—	$40
Ending balance: collectively evaluated for impairment	$1,037	$172	$123	$250	$1,582
Loans:
Ending balance: individually evaluated for impairment	$3,276	$1,667	$2,165	$—	$7,108
Ending balance: collectively evaluated for impairment	$79,764	$7,059	$2,894	$—	$89,717

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2014	$1,470	$87	$66	$—	$1,623
Charge-offs	(1)	(39)	(634)	—	(674)
Recoveries	1	—	—	—	1
Provisions	(218)	48	741	250	821
Ending balance, September 30, 2014	$1,252	$96	$173	$250	$1,771

Beginning balance, January 1, 2014	$1,586	$127	$77	$—	$1,790
Charge-offs	(71)	(39)	(721)	—	(831)
Recoveries	2	—	—	—	2
Provisions	(265)	8	817	250	810
Ending balance, September 30, 2014	$1,252	$96	$173	$250	$1,771

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$44	$—	$—	$—	$44
Ending balance: collectively evaluated for impairment	$1,208	$96	$173	$250	$1,727
Loans:
Ending balance: individually evaluated for impairment	$5,352	$2,701	$2,256	$—	$10,309
Ending balance: collectively evaluated for impairment	$87,457	$8,028	$2,638	$—	$98,123

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,586	$127	$77	$—	$1,790
Charge-offs	(123)	(39)	(722)	—	(884)
Recoveries	2	13	—	—	15
Provisions	(237)	(22)	819	250	810
Ending balance	$1,228	$79	$174	$250	$1,731

Allowance for loan losses:
Ending balance: individually evaluated for impairment.	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$1,183	$79	$174	$250	$1,686
Loans:
Ending balance: individually evaluated for impairment	$5,280	$1,979	$2,240	$—	$9,499
Ending balance: collectively evaluated for impairment	$85,218	$7,251	$2,616	$—	$95,085

Credit risk profile by internally assigned classification as of September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$80,318	$7,220	$2,894	$90,432
Special mention	1,370	—	139	1,509
Substandard	1,352	1,506	2,026	4,884
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$83,040	$8,726	$5,059	$96,825

Credit risk profile by internally assigned classification as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$85,231	$7,420	$2,616	$95,267
Special mention	2,793	—	144	2,937
Substandard	2,474	1,810	2,096	6,380
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$90,498	$9,230	$4,856	$104,584

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the nine months ended September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,226	$1,667	$2,165	$6,058
Unpaid principal balance	2,629	1,973	3,209	7,811
Average recorded investment, for the three months ended September 30, 2015	2,739	1,835	2,188	6,762
Interest income recognized	123	17	26	166
Interest income foregone	7	9	1	17
Average recorded investment, for the nine months ended September 30, 2015	3,711	1,919	2,209	7,839
Interest income recognized	233	34	80	347
Interest income foregone	36	24	4	64
With an allowance recorded:
Recorded investment	1,050	—	—	1,050
Unpaid principal balance	1,049	—	—	1,049
Related allowance	40	—	—	40
Average recorded investment, for the three months ended September 30, 2015	1,052	—	—	1,052
Interest income recognized	8	—	—	8
Interest income foregone	1	—	—	1
Average recorded investment, for the nine months ended September 30, 2015	872	—	—	872
Interest income recognized	25	—	—	25
Interest income foregone	1	—	—	1
Total
Recorded investment	3,276	1,667	2,165	7,108
Unpaid principal balance	3,678	1,973	3,209	8,860
Related allowance	40	—	—	40
Average recorded investment, for the three months ended September 30, 2015	3,791	1,835	2,188	7,814
Interest income recognized	131	17	26	174
Interest income foregone	8	9	1	18
Average recorded investment, for the nine months ended September 30, 2015	4,583	1,919	2,209	8,711
Interest income recognized	258	34	80	372
Interest income foregone	37	24	4	65

Impaired loans as of the three and for the nine months ended September 30, 2014 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,040	$2,701	$2,256	$8,997
Unpaid principal balance	4,733	2,778	3,276	10,787
Average recorded investment, for the three months ended September 30, 2014	4,049	2,735	2,684	9,468
Interest income recognized	41	16	26	83
Interest income foregone	60	19	2	81
Average recorded investment, for the nine months ended September 30, 2014	4,208	2,701	2,839	9,748
Interest income recognized	194	50	82	326
Interest income foregone	88	57	5	150
With an allowance recorded:
Recorded investment	1,312	—	—	1,312
Unpaid principal balance	1,365	—	—	1,365
Related allowance	44	—	—	44
Average recorded investment, for the three months ended September 30, 2014	1,314	—	—	1,314
Interest income recognized	11	—	—	11
Interest income foregone	1	—	—	1
Average recorded investment, for the nine months ended September 30, 2014	1,318	—	—	1,318
Interest income recognized	37	—	—	37
Interest income foregone	1	—	—	1
Total
Recorded investment	5,352	2,701	2,256	10,309
Unpaid principal balance	6,098	2,778	3,276	12,152
Related allowance	44	—	—	44
Average recorded investment, for the three months ended September 30, 2014	5,363	2,735	2,684	10,782
Interest income recognized	52	16	26	94
Interest income foregone	61	19	2	82
Average recorded investment, for the nine months ended September 30, 2014	5,526	2,701	2,839	11,066
Interest income recognized	231	50	82	363
Interest income foregone	89	57	5	151

Impaired loans as of and for the year ended December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,389	$1,979	$2,240	$8,608
Unpaid principal balance	5,204	2,021	3,260	10,485
Average recorded investment, for the twelve months ended December 31, 2014	4,577	2,640	2,691	9,908
Interest income recognized	251	66	107	424
Interest income foregone	91	48	8	147
With an allowance recorded:
Recorded investment	891	—	—	891
Unpaid principal balance	891	—	—	891
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	898	—	—	898
Interest income recognized	34	—	—	34
Interest income foregone	4	—	—	4
Total
Recorded investment	5,280	1,979	2,240	9,499
Unpaid principal balance	6,095	2,021	3,260	11,376
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	5,475	2,640	2,691	10,806
Interest income recognized	285	66	107	458
Interest income foregone	95	48	8	151

An aged analysis of past due loans as of September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$81,958	$8,277	$4,951	$95,186
30 - 59 days past due	380	—	—	380
60 - 89 days past due	246	—	—	246
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	456	449	108	1,013
Total past due	1,082	449	108	1,639
Total	$83,040	$8,726	$5,059	$96,825

An aged analysis of past due loans as of December 31, 2014 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$88,268	$8,932	$4,664	$101,864
30 - 59 days past due	981	—	—	981
60 - 89 days past due	154	—	—	154
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	1,095	298	192	1,585
Total past due	2,230	298	192	2,720
Total	$90,498	$9,230	$4,856	$104,584

Non-performing loans as of September 30, 2015 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$296	$1,113	$59	$1,468
Other non-accrual loans	498	350	108	956
Total non-accrual loans	794	1,463	167	2,424
Accruing troubled debt restructured loans	1,673	208	1,859	3,740
Total	$2,467	$1,671	$2,026	$6,164

Non-performing loans as of December 31, 2014 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$866	$1,368	$64	$2,298
Other non-accrual loans	917	—	128	1,045
Total non-accrual loans	1,783	1,368	192	3,343
Accruing troubled debt restructured loans	2,539	227	1,904	4,670
Total	$4,322	$1,595	$2,096	$8,013

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

The following includes loans classified as troubled debt restructurings during the nine months ended September 30, 2015 (unaudited).

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

There were no loans classified as troubled debt restructures that subsequently defaulted during the nine month periods ended September 30, 2015 and 2014.

Loans serviced by the Bank for the benefit of others totaled $443,000 and $450,000 at September 30, 2015 (unaudited) and December 31, 2014, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $231,000 as of September 30, 2015 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at September 30, 2015 (unaudited) and December 31, 2014 was $20,000 and $379,000, respectively.

The activity in residential other real estate owned is as follows:

(Dollars in thousands)
BALANCE AS OF DECEMBER 31, 2014	$379
Additions	—
Transfers from Loans	—
Transfers to Loans	(41)
Sales	(171)
Provisions	(147)
BALANCE AS OF SEPTEMBER 30, 2015 (unaudited)	$20

6.   DEPOSITS

Deposits are summarized as follows:

	September 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,110	$842
NOW and Money market	21,124	20,895
Savings	14,943	15,143
Certificates of deposit	56,843	61,593
Total deposits	$94,020	$98,473

The aggregate amount of time deposits in denominations of $100,000 or more as of September 30, 2015 (unaudited) and December 31, 2014 was $25,199,000 and $26,650,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At September 30, 2015 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)
2015	$7,200
2016	25,291
2017	9,983
2018	6,028
2019	4,698
2020	3,643
Total	$56,843

Executive officers’ and directors’ deposits were $616,000 and $454,000 at September 30, 2015 (unaudited) and December 31, 2014, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	September 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$5	$5
Allowance for credit losses	640	683
Deferred compensation	71	126
Allowance for ground rents	54	55
Allowance for delinquent mortgage interest	175	276
Capital loss carryforward	—	2
Net operating loss carryforward	1,288	840
Allowance for real estate owned	50	113
Total deferred tax assets	2,283	2,100
Valuation allowance	(1,294)	(843)
Deferred tax assets after valuation allowance	989	1,257
Deferred tax liabilities:
Depreciation	128	128
Unrealized gain on available-for-sale securities	13	9
Total deferred tax liabilities	141	137
Net deferred tax assets	$848	$1,120

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

Valuation allowance for deferred taxes for the nine months ended September 30, 2015 (unaudited) and December 31, 2014 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2014	$(42)
Expiration of capital loss carry forwards	40
Increase in valuation allowance	(841)
Balance of December 31, 2014	$(843)
Increase in valuation allowance	(451)
Balance of September 30, 2015	$(1,294)

As of December 31, 2014, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $1,100,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2014 and 2015, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2014 and September 30, 2015; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of September 30, 2015 and December 31, 2014 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the September 30, 2015 (unaudited) and December 2014 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of September 30, 2015 (unaudited):
Total risk-based capital (to risk-weighted assets)	$26,141	35.80%	$5,841	≥8.0%
Tier I capital (to risk-weighted assets)	25,220	34.54	4,381	≥6.0
Tier I capital (to adjusted total assets)	25,220	17.68	5,707	≥4.0
Common equity tier 1 capital (to risk weighted assets)	25,220	34.54	3,286	>4.5

As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$26,739	33.97%	$6,298	≥8.0%
Tier I capital (to risk-weighted assets)	25,746	32.70	3,149	≥4.0
Tier I capital (to adjusted total assets)	25,746	17.09	6,027	≥4.0

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	September 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Total Company equity capital	$35,175	$35,814
LESS: Parent Only Equity	9,933	10,053
LESS: Net unrealized gains on available-for-sale securities	22	15
Tier 1 Capital	$25,220	$25,746
Tier 1 Capital	$25,220	$25,746
Allowance for loan and lease losses includible in Tier 2 capital	921	993
Total risk-based capital	$26,141	$26,739

9.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the nine months ended September 30, 2015 and 2014 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2015 (unaudited)
Net unrealized gain on securities available-for-sale	$12	$(5)	$7
Other Comprehensive Gain	$12	$(5)	$7
Nine Months Ended September 30, 2014 (unaudited)
Net unrealized gain on securities available-for-sale	$13	$(5)	$8
Other Comprehensive Gain	$13	$(5)	$8

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2015 and 2014 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other Comprehensive Gain	7	7
Balance at End of Period	$22	$22

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2014 (unaudited)
Balance at Beginning of Year	$7	$7
Other Comprehensive Gain	8	8
Balance at End of Period	$15	$15

10. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2015 are as follows:

	Three Months Ended September 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(305)	1,954,240	$(0.16)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(305)	1,954,240	$(0.16)

	Nine Months Ended September 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(740)	1,951,437	$(0.38)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(740)	1,951,437	$(0.38)

There were no anti-dilutive shares excluded from the September 30, 2015 diluted earnings per share calculation.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2015 and December 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at September 30, 2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
FFCB AFS	$3,008	$—	$3,008	$—	$—	$—
Mortgage-backed securities:
FHLMC AFS	737	—	737	—	—	—
FNMA AFS	130	—	130	—	—	—
GNMA AFS	77	—	77	—	—	—
Total assets measured at fair value on a recurring basis	$3,952	$—	$3,952	$—	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
Description (Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Mortgage-backed securities:
FHLMC AFS	$249	$—	$249	$—	$—	$—
FNMA AFS	164	—	164	—	—	—
GNMA AFS	89	—	89	—	—	—
Total assets measured at fair value on a recurring basis	$502	$—	$502	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at September 30, 2015 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,236	$—	$2,226	$1,010	$—	$—
Commercial	1,667	—	1,667	—	—	—
Land	2,165	—	2,165	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	20	—	20	—	—	(147)
Total assets measured at fair value on a non-recurring basis	$7,088	$—	$6,078	$1,010	$—	$(147)

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at September 30, 2015 (unaudited) and December 31, 2014 are as follows:

	Carrying Value September 30, 2015	Fair Value September 30, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$4,994	$4,994	$—	$4,994	$—
Other interest bearing deposits in other banks	22,977	23,055	—	23,055	—
Investment securities	12,290	12,532	—	12,532	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	94,024	97,207	—	6,058	91,149
Bank owned life insurance	885	885	—	885	—
Accrued interest receivable	362	362	—	362	—

LIABILITIES
Deposits	$94,020	$89,771	$—	$—	$89,771
FHLB advances	12,000	12,539	—	—	12,539

(Dollars in thousands)	Carrying Value December 31, 2014	Fair Value December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$15,190	$15,190	$—	$15,190	$—
Other interest bearing deposits in other banks	10,445	10,445	—	10,445	—
Investment securities	14,641	14,900	—	14,900	—
Federal Home Loan Bank stock	929	929	—	929	—
Loans, net	101,936	98,301	—	8,608	89,693
Bank owned life insurance	847	847	—	847	—
Accrued interest receivable	337	337	—	337	—

LIABILITIES
Deposits	$98,473	$97,673	$—	$—	$97,673
FHLB advances	15,750	16,246	—	—	16,246

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2015 (unaudited) and December 31, 2014:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At September 30, 2015, we had total assets of $141.8 million, total deposits of $94.0 million and total equity of $35.2 million.

Our executive offices are located at 1920 Rock Spring Road, Forest Hill, Maryland 21050 and the telephone number is (410) 420-9600.

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

Allowance for Loan Losses. The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Annually, management has a third party perform an independent assessment of the methodology and adequacy of the allowance. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings.

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

Balance Sheet Analysis

Assets. At September 30, 2015, our assets totaled $141.8 million, a decrease of $8.9 million, or 5.9%, from total assets of $150.7 million at December 31, 2014. The decrease in assets for the nine months ended September 30, 2015 was due mainly to a $10.2 million, or 67.1% decrease in cash and cash equivalents, a $7.9 million, or 7.8% decrease in loans, net of unearned fees, reflecting weak loan demand in our market area and a $5.8 million, or 41.0% decrease in investment securities held-to-maturity, partially offset by, a $12.6 million, or 120.0% increase in other interest-bearing deposits in other banks as we invested the net proceeds of our mutual-to-stock conversion into interest-bearing deposits in other banks.

Loans. At September 30, 2015, residential mortgage loans totaled $79.1 million, or 80.6% of the total loan portfolio compared to $85.4 million, or 81.6% of the total loan portfolio at December 31, 2014. Residential mortgage loans decreased by $6.3 million, or 7.3%, during the nine months ended September 30, 2015 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $8.7 million and represented 9.7% of total loans at September 30, 2015, compared to $9.2 million, or 8.8% of total loans, at December 31, 2014. We currently do not offer non-residential real estate loans.

Construction and land loans totaled $5.1 million, and represented 5.0% of total loans, at September 30, 2015, compared to $4.9 million, or 4.6% of total loans, at December 31, 2014. At September 30, 2015, we had $1.4 million of construction loans, amounting to 27.7% of our construction and land loan portfolio, and $3.7 million of land loans, amounting to 72.3% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.9 million, and represented 4.7% of total loans, at September 30, 2015, compared to $5.1 million, or 4.9% of total loans, at December 31, 2014.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $7,000 at September 30, 2015, representing less than .01% of the loan portfolio.

Securities. At September 30, 2015, our securities held-to-maturity decreased by $5.8 million, or 41.0%, from $14.1 million at December 31, 2014 to $8.3 million at September 30, 2015. Securities held-to-maturity at September 30, 2015 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At September 30, 2015, our securities available-for-sale at fair value increased by $3.5 million, or 687.3%, from $502,000 at December 31, 2014 to $4.0 million at September 30, 2015. The increase is due to the purchase of $3.0 million in Federal Farm Credit Bureau bonds and $506,000 in Freddie Mac mortgage-backed securities. Securities available-for-sale at September 30, 2015 consisted of bonds issued by Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At September 30, 2015, we also held a $688,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At September 30, 2015, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $702,000 at September 30, 2015 compared to $703,000 at December 31, 2014.

Deposits. Total deposits decreased by $4.5 million, or 4.5%, to $94.0 million at September 30, 2015 from $98.5 million at December 31, 2014. Balances in non-interest-bearing deposits increased by $268,000, or 31.8%, from $842,000 at December 31, 2014 to $1.1 million at September 30, 2015. Interest-bearing deposits decreased by $4.7 million, or 4.8%, to $92.9 million at September 30, 2015 compared to $97.6 million at December 31, 2014.

Borrowings. Borrowings from the Federal Home Loan Bank of Atlanta decreased by $3.8 million, or 23.8%, to $12.0 million at September 30, 2015 compared to $15.8 million at December 31, 2014. The decrease is due to the repayment of short-term advances.

Equity. Equity decreased by $639,000, or 1.8%, to $35.2 million at September 30, 2015 from $35.8 million at December 31, 2014 primarily as the result of net losses of $740,000 for the nine months ended September 30, 2015.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

Overview. We had net loss of $305,000 for the three months ended September 30, 2015, as compared to net loss of $1.3 million for the three months ended September 30, 2014. The reduced net loss for the three months ended September 30, 2015 was primarily due to the $5,000 reversal of the provision for loan losses during the three months ended September 30, 2015, compared to an $821,000 provision during the same period in 2014.

Net Interest Income. Net interest income decreased by $16,000, or 1.7%, for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. The decrease in net interest income was primarily attributable to a 30 basis point decrease in our average yield on interest earning assets from 3.92% for the three months ended September 30, 2014 to 3.62% for the three months ended September 30, 2015 (primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks), partially offset by a $6.2 million, or 4.9%, increase in the average balance of interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to a $21.2 million or 580.3% increase in the average balance of interest bearing deposits in other banks, partially offset by a $5.1 million or 35.5%, decrease in the average balance of investment securities held-to-maturity and a $11.7 million, or 10.8%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the three months ended September 30, 2015). The loan yield increased due to the payoff of an accruing troubled debt restructuring that included two loans secured by a residential property in Queen Anne’s county, Maryland. In addition to receiving the current interest on the loans, we also recovered deferred interest due from the troubled debt restructuring.

Interest on investment securities held-to-maturity decreased by $40,000, or 35.1%, for the three months ended September 30, 2015 as compared to the comparable period in 2014, due to a $5.1 million decrease in the average balance.

Interest on investment securities available-for-sale increased by $14,000, or 350.0% for the three months ended September 30, 2015 as compared to the comparable period in 2014. There was a 52 basis point decrease in the average yield on investment securities available-for-sale and a $2.1 million, or 385.8%, increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $19,000, or 10.4%, during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to a 5 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the three months ended September 30, 2015, and a $4.4 million, or 7.0%, decrease in the average balance of certificates of deposit, due to special offerings by competitors.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $3,000, or 2.3%, during the three months ended September 30, 2015, due to a $5.7 million, or 32.4%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 129 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At September 30, 2015, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, which mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying such advances in full at September 30, 2015, we would have incurred prepayment penalties totaling approximately $600,000. To date we have elected not to prepay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

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

	Three Months Ended September 30,
	2015 (unaudited)			2014 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$24,873	$48	0.78%	$3,656	$9	.97%
Loans receivable, net of unearned fees	96,871	1,068	4.41	108,597	1,119	4.12
Investment securities available-for-sale –amortized cost	2,667	18	2.65	549	4	3.17
Investment securities held-to-maturity	9,321	74	3.19	14,462	114	3.15
Other interest-earning assets	688	9	4.90	929	9	3.72
Total interest-earning assets	134,420	1,217	3.62	128,193	1,255	3.92
Cash and due from banks	3,742			3,554
Allowance for credit losses	(1,795)			(1,671)
Other non-interest-earning assets	7,059			8,084
Total assets	$143,426			$138,160

Interest-bearing liabilities:

Certificates of deposit	$58,390	$164	1.12%	$62,814	$183	1.17%
NOW and money market	21,141	12	0.24	22,126	12	0.22
Savings	15,030	5	0.10	15,845	5	0.11
Federal Home Loan Bank advances	12,000	128	4.25	17,750	131	2.96
Total interest-bearing liabilities	106,561	309	1.15	118,535	331	1.12

Non-interest-bearing demand deposits	849			854
Other non-interest-bearing liabilities	580			587

Total liabilities	107,990			119,976
Total equity	35,436			18,184

Total liabilities and equity	$143,426			$138,160
Net interest income		$908			$924
Interest rate spread			2.46%			2.80%
Net interest margin			2.70%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.14%			108.15%

Provision for Loan Losses. We had a reversal of the provision for loan losses of $5,000 for the three months ended September 30, 2015, compared to a provision of $821,000 for the three months ended September 30, 2014. The reversal was due to the repayment of troubled debt restructured loans in compliance with their modified terms. The 2014 provision for loan losses was principally the result of a $673,000 charge-off following the receipt of a new appraisal on multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay, securing a $2.5 million land loan. In addition, we established an unallocated reserve of $250,000. At September 30, 2015, the allowance for loan losses was $1.6 million, or 1.68% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.

Non-accrual loans amounted to $2.4 million at September 30, 2015 compared to $3.3 million at December 31, 2014. The decrease in non-accrual loans of $700,000 was primarily due to payoffs and charge offs. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 26.32% at September 30, 2015 compared to 21.60% at December 31, 2014. Net loan charge offs amounted to $98,000 during the three months ended September 30, 2015, compared to net loan charge-offs of $673,000 during the three months ended September 30, 2014.

Non-interest Income. Total non-interest income increased by $31,000, or 106.9%, from $29,000 for the three months ended September 30, 2014 to $60,000 for the three months ended September 30, 2015. The increase in total non-interest income was due to a $12,000, or 1200.0%, increase in cash surrender value of life insurance, a $8,000, or 88.9% increase in fees and charges on loans and a gain of $8,000 and $3,000, respectively on real estate held for sale and real estate owned.

Non-interest Expenses. Total non-interest expenses increased by $35,000, or 3.2%. We had non-interest expenses of $1.1 million for the three months ended September 30, 2014 and 2015. The increase primarily was attributable to a $47,000 increase in salaries and employee benefits due to employee stock ownership plan, and a $42,000 increase in legal and professional fees due to additional expenses resulting from being a public company. The increase was partially offset by a $33,000 decrease in other expenses (primarily due to a reduction in foreclosure and reo expenses), a $12,000 decrease in provision for loss on real estate owned.

Income Tax Expense. We had income tax expense of $157,000 and $303,000 during the three months ended September 30, 2015 and 2014, respectively. The deferred tax asset related to net operating losses increased for the three months ended September 30, 2015, which increases the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

The combination of the unanticipated additional loan losses and provision for losses in other real estate owned resulted in a loss before income tax benefit of $954,000 and $799,000 for the respective three and nine month periods ended September 30, 2014. The estimated deferred tax asset for the net operating loss was estimated at approximately $650,000. This resulted in a cumulative loss position for three consecutive years, and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize our net operating loss carryforwards. Management concluded that it is more likely than not we will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $650,000.

Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Overview. We had net loss of $740,000 for the nine months ended September 30, 2015, as compared to net loss of $1.2 million for the nine months ended September 30, 2014. The decreased net loss for the nine months ended September 30, 2015 was primarily due to a $4,000 recovery in the provision for loan losses during the nine months ended September 30, 2015, compared to an $810,000 provision during the prior comparable period, offset in part by a decrease in net interest income and non-interest income and an increase in non-interest expense. The net loss for the nine months ended September 30, 2014 was primarily due to a provision for loan loss of $810,000 and a deferred tax asset valuation allowance of $650,000.

Net Interest Income. Net interest income decreased by $122,000, or 4.3%, for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The decrease in net interest income was primarily attributable to a 39 basis point decrease in our average yield on interest earning assets from 3.90% for the nine months ended September 30, 2014 to 3.51% for the nine months ended September 30, 2015 primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks, partially offset by a $6.6 million, or 5.0%, increase in the average balance of interest-earning assets and a $5.7 million, or 8.7%, decrease in the average balance of certificate of deposits. The increase in the average balance of interest-earning assets was due primarily to a $20.7 million or 488.4% increase in the average balance of interest bearing deposits in other banks, partially offset by a $3.6 million or 24.9%, decrease in the average balance of investment securities held-to-maturity and a $11.3 million, or 10.2%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the nine months ended September 30, 2015). The loan yield increased due to the payoff of an accruing troubled debt restructuring that included two loans secured by a residential property in Queen Anne’s county, Maryland. In addition to receiving the current interest on the loans, we also recovered deferred interest due from the troubled debt restructuring.

Interest on investment securities held-to-maturity decreased by $84,000, or 24.6%, for the nine months ended September 30, 2015 as compared to the comparable period in 2014, due to a $3.6 million decrease in the average balance.

Interest on investment securities available-for-sale was $32,000, for the nine months ended September 30, 2015 and $14,000, for the nine months ended September 30, 2014. There was a 73 basis point decrease in the average yield on investment securities available-for-sale and a $1.0 million, or 187.2%, increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit decreased by $77,000, or 13.4%, during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to a 6 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the nine months ended September 30, 2015, and a $5.7 million, or 8.6%, decrease in the average balance of certificates of deposit, due to special offerings by competitors.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $8,000, or 2.1%, during the nine months ended September 30, 2015, due to a $4.0 million, or 22.7%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 78 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

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

	Nine Months Ended September 30,
	2015 (unaudited)			2014 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$24,888	$136	.73%	$4,230	$30	0.95%
Loans receivable, net of unearned fees	99,860	3,175	4.24	111,185	3,431	4.11
Investment securities available-for-sale –amortized cost	1,565	32	2.73	545	14	3.46
Investment securities held-to-maturity	10,902	258	3.16	14,520	342	3.14
Other interest-earning assets	773	36	6.14	941	27	3.78
Total interest-earning assets	137,988	3,637	3.51	131,421	3,844	3.90
Cash and due from banks	3,358			3,667
Allowance for credit losses	(1,752)			(1,683)
Other non-interest-earning assets	7,280			8,188
Total assets	$146,874			$141,593

Interest-bearing liabilities:

Certificates of deposit	$60,151	$497	1.10%	$65,833	$574	1.16%
NOW and money market	21,650	36	0.22	22,037	35	0.21
Savings	15,002	12	0.10	16,133	13	0.10
Federal Home Loan Bank advances	13,722	382	3.71	17,750	390	2.93
Total interest-bearing liabilities	110,525	927	1.12	121,753	1,012	1.11

Non-interest-bearing demand deposits	875			795
Other non-interest-bearing liabilities	558			600

Total liabilities	111,958			123,148
Total equity	34,916			18,445

Total liabilities and equity	$146,874			$141,593
Net interest income		$2,710			$2,832
Interest rate spread			2.40%			2.79%
Net interest margin			2.62%			2.87%
Ratio of average interest-earning assets to average interest-bearing liabilities	-		124.85%			107.94%

Provision for Loan Losses. We had a reversal of the provision for loan losses of $4,000 for the nine months ended September 30, 2015, compared to a provision of $810,000 for the nine months ended September 30, 2014. The reversal was due to the repayment of troubled debt restructured loans in compliance with their modified terms. The 2014 provision for loan losses was principally the result of a $673,000 charge-off following the receipt of a new appraisal on multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay, securing a $2.5 million land loan. In addition, we established an unallocated reserve of $250,000. At September 30, 2015, the allowance for loan losses was $1.6 million, or 1.68% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.

Non-accrual loans amounted to $2.4 million at September 30, 2015 compared to $3.3 million at December 31, 2014. The decrease in non-accrual loans of $700,000 was primarily due to payoffs and charge offs. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 26.32% at September 30, 2015 compared to 21.60% at December 31, 2014. Net loan charge-offs amounted to $105,000 during the nine months ended September 30, 2015, compared to $829,000 during the nine months ended September 30, 2014.

Non-interest Income. Total non-interest income decreased by $85,000, or 36.5%, from $233,000 for the nine months ended September 30, 2014 to $148,000 for the nine months ended September 30, 2015. The decrease in total non-interest income primarily was due to a $123,000 decrease in gain on sale of real estate held for sale. This decrease was offset, in part, by a $35,000, or 1166.7%, increase in cash surrender value of life insurance.

Non-interest Expenses. Total non-interest expenses increased by $286,000, or 9.4%, from $3.1 million for the nine months ended September 30, 2014 to $3.3 million for the nine months ended September 30, 2015. The increase primarily was attributable to $166,000 increase in salaries and employee benefits primarily due to the employee stock ownership plan, a $150,000 increase in legal and professional fees due to additional expenses resulting from being a public company and a $39,000 increase in the provision for losses on other real estate owned. During the nine months ended September 30, 2015, we wrote-down two properties scheduled for auction in the second quarter 2015 and three properties scheduled for auction in the third quarter 2015. This increase was offset, in part, by a $21,000 decrease in occupancy expenses, a $17,000 decrease in furniture and equipment expense, a $16,000 decrease in the provision for loss on ground rents and a $13,000 decrease in FDIC insurance premiums.

Income Tax Expense. We had an income tax expense of $262,000 and $363,000 during the nine months ended September 30, 2015 and 2014, respectively. The deferred tax asset related to net operating losses increased for the nine months ended September 30, 2015, which increases the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss. The income tax expense during the nine months ended September 30, 2014, reflected the establishment of a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $650,000.

Analysis of Non-performing and Classified Assets. We consider repossessed assets, non-accrual loans and ground rents delinquent in excess of three years to be non-performing assets. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent or if there are extenuating circumstances. If the loan is less than 90 days delinquent, but information is brought to our attention that indicates the collection of interest is doubtful the loan will immediately be considered non-accrual. When a loan is deemed non-accrual, the accrual of interest ceases and the allowance for any uncollectible accrued interest is established and charged against interest income. Typically, payments received on a non-accrual loan are first applied to unpaid interest and thereafter in order, to escrow payment, the outstanding principal balance and late charges.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until it is sold. When property is acquired it is recorded at the fair market value at the date of foreclosure less estimated selling costs. Any holding cost and decline in fair value after acquisition of the property result in charges against income.

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2015	December 31, 2014
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$794	$1,783
Non-residential	1,463	1,368
Construction and land	167	192
Total	2,424	3,343
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	—
Total	—	—
Total of non-performing loans and accruing loans 90 days or more past due	2,424	3,343
Assets acquired through foreclosure	20	379
Ground rents	137	139
Total non-performing assets	2,581	3,861
Troubled debt restructurings accruing	3,740	4,670
Troubled debt restructurings accruing and total non-performing assets	$6,321	$8,531
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.45%	3.20%
Total non-performing loans to total assets	1.71	2.22
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.82	2.56
Total non-performing loans and accruing troubled debt restructurings to total assets	4.35	5.32
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	4.46	5.66

At September 30, 2015, non-accrual loans consisted of 14 residential mortgage loans totaling $794,000, four non-residential loans totaling $1.5 million, two construction and land loans totaling $167,000 and no home equity lines of credit. The decrease in non-performing loans at September 30, 2015 as compared to December 31, 2014 is primarily the result of seven residential loan payoffs, two residential loans transferring to accrual status offset by two non-residential and two residential loans transferring to non-accrual status. We had no loans 90 days or more but still accruing at September 30, 2015 or December 31, 2014.

At September 30, 2015, our largest non-performing loan relationships consisted of the following:

•	A $1.0 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at September 30, 2015 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $43,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at September 30, 2015, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•	A relationship consisting of six residential mortgage loans totaling $788,000 secured by four single-family investment properties located in Baltimore City. We commenced foreclosure proceedings on two of these loans totaling $230,000. As of September 30, 2015, the borrower has paid off one property and brought the remaining four loans totaling $558,000 current. We have assignment of rent agreements that generally are sufficient to keep the loans current on an ongoing basis.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At September 30, 2015 and December 31, 2014, we had $3.7 million and $4.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At September 30, 2015, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts. The loan was considered accruing at September 30, 2015 as the borrower has made payments in accordance with the restructured terms. At September 30, 2015, the borrower had a second loan with an outstanding balance of $54,000 secured by the same property. The borrower is seeking to sell the property securing these loans.

Interest income that would have been recorded for the nine months ended September 30, 2015 and 2014 had non-accrual loans been current according to their original terms, amounted to approximately $65,000 and $151,000, respectively. Interest income of $372,000 and $363,000 related to non-accrual loans was included in interest income for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, we had $20,000 of other real estate owned, consisting of two lots located in Baltimore County.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2015	2014
(Dollars in thousands)	(unaudited)
Allowance at beginning of period	$1,731	$1,790

Charge-Offs:
Residential, home equity lines of credit and consumer	(17)	(70)
Non-residential	(247)	(39)
Construction and land loans	(25)	(722)
Total charge-offs	(289)	(831)

Recoveries:
Residential, home equity lines of credit and consumer	14	2
Non-residential	—	—
Construction and land loans	170	—
Total recoveries	184	2

Net charge-offs.	(105)	(829)
Provision (reversal) for loan losses	(4)	810
Allowance at end of period	$1,622	$1,771
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	26.32%	19.19%
Allowance for loan losses to total loans at end of period	1.68%	1.63%
Net charge-offs to average loans outstanding during the period	.10%	.75%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $5.0 million. Securities classified as available-for-sale amounting to $4.0 million at September 30, 2015, provide an additional source of liquidity. In addition, at September 30, 2015, we had the ability to borrow a total of approximately $27.3 million from the Federal Home Loan Bank of Atlanta. At September 30, 2015, we had $12 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at September 30, 2015.

At September 30, 2015, we had $543,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2015 totaled $7.2 million, or 12.7% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) (File No. 000-55341). As of September 30, 2015, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

4.0	Form of Common Stock Certificate of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	November 12, 2015	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated:	November 12, 2015	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)