Form 10-K
period 2015-12-31
MB Bancorp Inc
filed 2016-03-29
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Registrant’s telephone number, including area code: (410) 420-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2015 was $24,383,554.
As of March 29, 2016, the registrant had 2,116,000 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2016 annual meeting of stockholders (Part III).

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
Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2015, we had consolidated assets of  $140.2 million, total deposits of  $92.7 million and total equity of  $34.9 million.
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
Market Area
We are headquartered in Forest Hill, Maryland. We maintained offices in Baltimore County and Harford County to serve customers in those markets and occasionally make loans secured by real estate located in nearby counties but outside the markets served by our branches. We consider our deposit and lending market to consist of Baltimore and Harford counties in Maryland. The economy of our market area is a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, state and local government, health care facilities and finance related employment. Select employers in Baltimore County include the U.S. Social Security Administration, T. Rowe Price Group, McCormick & Company and Lockheed Martin, while Aberdeen Proving Grounds (“APG”) is a major employer both in the military and civilian capacity in Harford County.
Demographic and economic growth trends provide key insight into the health of our market area. Baltimore and Harford counties recorded similar population growth from 2010 to 2014 (.6% annually), which was slightly slower than the Maryland and national growth rates of  .8% and .7%, respectively. Baltimore County and Harford County reported higher median household and per capita incomes in relation to national averages. Compared to the State of Maryland, Harford County reported higher income levels, while Baltimore County reported lower income levels. According to the U.S. Census Bureau, median household income for 2015 was $67,766 for Baltimore County and $79,403 for Harford County, compared to $73,971 for Maryland and $56,746 for the United States as a whole. Median household income for 2014 was $64,624 for Baltimore County and $73,169 for Harford County.
The unemployment rates for Maryland and the Baltimore and Harford County area was 5.1% , 4.9% and 4.3%, respectively, in December 2015 (down from Maryland 5.5% and the Baltimore metropolitan area 5.4%, respectively, as of December 2014), below the declining national unemployment rate of 5.0%. Over the past several years, the unemployment rates for Maryland, the Baltimore metropolitan statistical area and Baltimore County have remained more stable than that of the United States with the highest level of unemployment reported in Baltimore County at 7.2% in 2012 as compared to the highest national unemployment rate of 8.5% in 2011. While much improved in 2015, Harford County exhibited unemployment data better than the state and national averages through December 2015, with rates varying from 5.4% in July 2015 to 4.3% in December 2015. The demographic information is based on information provided by The Office of Workforce Information and Performance (OWIP).
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
Residential Mortgage Loans.   At December 31, 2015, we had $78.7 million in residential mortgage loans, which represented 82.4% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes, most of which are located in our primary market area. Included in residential mortgage loans are loans secured by one- to four-family properties, which totaled $76.6 million at December 31, 2015, and loans secured by multi-family properties, which totaled $2.1 million at December 31, 2015. Of our residential mortgage loans, at December 31, 2015, $71.4 million, or 90.7% of residential mortgage loans, were secured by owner-occupied residences, $4.4 million, or 5.7% of residential mortgage loans, were secured by investor-owned properties, $2.1 million, or 2.7% of residential mortgage loans, were secured by multi-family properties and $722,000, or 0.9% of residential mortgage loans, were second mortgage loans.
We offer fixed-rate residential mortgage loans with terms of up to 30 years, although we prefer to originate residential mortgage loans with terms of 15 years or less. We offer conforming conventional mortgage loans, which are loans of  $417,000 or less with additional requirements, such as, down payment amount and credit history, as well as jumbo mortgage loans, which are loans that exceed that amount. Although we have not sold residential mortgage loans in recent years, we generally originate residential mortgage loans in conformance with secondary market guidelines. We are currently offering adjustable-rate loans. We determine the loan fees, interest rates and other provisions of mortgage loans based on our own pricing criteria and competitive market conditions.
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
We make owner occupied residential real estate loans with loan-to-value ratios of up to 95%. Loans with loan-to-value ratios in excess of 80% require private mortgage insurance. In addition, non-owner occupied one to four family residential real estate loan-to-value ratios may not exceed 75%. We require all properties securing mortgage loans to be appraised by a board-approved independent appraiser. We also require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for all loans located in special flood hazard areas. We do not offer, and have not offered, sub-prime or no-documentation mortgage loans.

Included in residential mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years and in amounts of up to $200,000. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Second mortgage loans totaled $722,000 at December 31, 2015 and represented 0.9% of residential mortgage loans at such date.
Non-residential Real Estate Loans.   We currently do not offer loans secured by non-residential real estate, but we have done so in the past and, as of December 31, 2015, we had $8.3 million of non-residential real estate loans in our portfolio. The non-residential real estate securing these loans generally consists of churches, small office buildings and marinas.
As of December 31, 2015, our largest non-residential real estate loan had an outstanding balance of $1.4 million and was secured by a church in Baltimore County. This loan was performing in accordance with its terms at December 31, 2015.
Construction and Land Loans.   At December 31, 2015, we had $4.8 million of construction and land loans, which represented 5.0% of our total loan portfolio. At December 31, 2015, construction and land loans consisted of  $1.4 million of construction loans, amounting to 29.0% of our construction and land loan portfolio, and $3.4 million of land loans, amounting to 71.0% of our construction and land loan portfolio.
We originate loans for the construction of one- to four-family homes. We originate loans to individuals to finance the construction of residential dwellings. Our construction loans generally provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on the lesser of the appraised value as if complete or the sum of all costs to the borrower including the cost of the land and construction costs. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser, and we may require a feasibility study to ensure that the lot is buildable. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences. We offer land loans at a fixed-rate for a term of 20 years but are callable after five years. We limit the loan-to-value ratio to a maximum of 65%.
At December 31, 2015, our largest construction and land loan relationship was a $1.8 million land loan secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. This loan was performing according to its restructured terms at December 31, 2015 although we have experienced delinquencies on this loan in the past. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Analysis of Non-performing and Classified Assets.”
Home Equity Lines of Credit.   We offer home equity lines of credit in amounts of up to $200,000, although on occasion, in the past, we have approved home equity lines of credit in excess of this amount. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal and terms of up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Our home equity lines of credit are not necessarily secured by residential real estate on which we also maintain the first mortgage. At December 31, 2015, home equity lines of credit totaled $3.7 million, or 3.9% of our total loan portfolio.
At December 31, 2015, our largest outstanding balance on a home equity line of credit was $748,000, and the line of credit is secured by a residential investment property in Worcester County, Maryland. The loan is part of a larger lending relationship of  $1.3 million, which includes real estate loans of  $568,000 secured by land. The loans were performing in accordance with their terms at December 31, 2015.
Consumer Loans.   The only consumer loans we offer are loans to depositors, secured by savings. At December 31, 2015, consumer loans totaled $27,000, or less than .03% of our total loan portfolio.

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
Loan Approval Procedures and Authority.   Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Loans equal to or less than $400,000 must be approved by any two members of our Loan Committee, which consists of senior management. Our Executive Committee, which consists of senior management and one independent director, has authority to approve loans in amounts over $400,000 and up to $600,000. All loans in excess of  $600,000 must be approved by the majority of the Board of Directors prior to a commitment being made.
Loans to One Borrower.   The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2015, our regulatory limit on loans-to-one-borrower was $4.0 million. Notwithstanding our regulatory loans-to-one-borrower limitation, our current policy is to limit our loans to one borrower to no more than $1.5 million. At December 31, 2015, our largest lending relationship was six loans totaling $2.3 million, loans made prior to the imposition of our current policy. These loans are performing at December 31, 2015. There are two properties in Baltimore City, secured by a four story investment building and residential apartments. There are two properties in Baltimore County secured by a marina and a personal residence. The personal residence is a participation with another financial institution. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Classified Assets.”
Loan Commitments.   We issue commitments for residential mortgages conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 16 of the Notes to Consolidated Financial Statements.
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
At December 31, 2015, our investment securities for the Bank included securities available-for-sale and securities held-to-maturity. Securities available-for-sale consisted of bonds issued by Federal Farm Credit Bureau and Freddie Mac and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie

Mae. Securities held-to-maturity consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau and Mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. In addition to our investment portfolio, at December 31, 2015, we maintained a $688,000 investment, at cost, in Federal Home Loan Bank of Atlanta common stock.
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
Borrowings.   We had $12.0 million in borrowings at December 31, 2015, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We had unused borrowing capacity of approximately $14.9 million with the Federal Home Loan Bank of Atlanta as of December 31, 2015. In addition, we maintain a $2.5 million line of credit with another bank and access to Federal Reserve Bank Discount Window; no amounts were outstanding under the lines of credit at December 31, 2015.
Personnel
As of December 31, 2015, we had 36 full-time employees and 2 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.
Subsidiaries
Madison Bank of Maryland has two subsidiaries, both of which are wholly owned subsidiaries. 1920 Rock Spring Road, LLC was formed in 1998 to own and hold real estate. At December 31, 2015, its primary asset was the real estate where Madison Bank of Maryland’s headquarters is located. Mutual, LLC was formed in 2011 to hold other real estate owned. At December 31, 2015, Mutual, LLC owned no properties.

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
Capital Requirements.   The applicable capital regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% Tier 1 capital to total assets leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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
Prompt Corrective Regulatory Action.   Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and critically undercapitalized institutions are subject to additional mandatory and discretionary measures.
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
Loans to One Borrower.   Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2015, our regulatory loans-to-one borrower limitation was $4.0 million. Notwithstanding this regulatory limitation, our current policy is not to make loans to one borrower in excess of  $1.5 million.
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
A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2015, Madison Bank of Maryland maintained 81.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
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
The Sarbanes-Oxley Act of 2002 generally prohibits loans by MB Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Madison Bank of Maryland’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities of such person’s control is limited. The laws limit both the individual and aggregate amount of loans that Madison Bank of Maryland may make to insiders based, in part, on Madison Bank of Maryland’s capital level and requires that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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

Federal Home Loan Bank System.   Madison Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Bank of Maryland, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Madison Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2015 of  $688,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; and a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
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

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and the related regulations of the Federal Reserve Board, which require savings banks operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the AML compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering; and

•
The Bank Secrecy Act of 1970, which requires financial institutions in the United States to keep records of cash purchases of negotiable instruments, file reports of cash transactions exceeding $10,000 (daily aggregate), and to report suspicious activity that might signify money laundering, tax evasion, or other criminal activities.

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
Dividends and Stock Repurchases.   The Federal Reserve Board has the power to prohibit dividends by savings and loan holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies and savings and loan holding companies which expresses the Federal Reserve Board’s view that a holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a holding company experiencing serious financial problems to borrow funds to pay dividends. Under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.”

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
Federal Income Taxation
General.   We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2015 calendar year, Madison Bank of Maryland’s maximum statutory federal income tax rate was 34%.

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

Below is information regarding our other executive officers who are not directors. Each individual has held her current position for at least the last five years, unless otherwise stated. Ages presented are as of December 31, 2015.
Lisa M. McGuire-Dick has been with Madison Bank of Maryland since October 2004 serving as Vice President until March 2014 when she was named Senior Vice President. She is responsible for our Human Resources department. Age 51.
Robin L. Taylor has been with Madison Bank of Maryland since January 2003, serving as Controller until July 2014 when she was named Vice President and Chief Financial Officer. Age 55.
Item 1A.      Risk Factors
If our non-performing assets increase, or do not decrease, our earnings will continue to be adversely affected.
At December 31, 2015, our non-performing assets, which consist of non-accruing loans past due 90 days or more, ground rents that are delinquent three or more years, and other real estate owned, and accruing troubled debt restructurings were $5.7 million, or 4.06% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
We have had losses or nominal income in recent periods, including net losses of  $1.0 million and $1.2 million in the years ended December 31, 2015 and 2014, respectively. Our return on average assets was (.71)% and (.83)% for the years ended December 31, 2015 and 2014, respectively, and our return on average equity was (2.96)% and (5.97)% for the years ended December 31, 2015 and 2014, respectively.
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
If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity achieved by peer institutions, which also could adversely affect our stock price. For a detailed description of our strategic initiatives to improve earnings, see “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Operating Strategy.”
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2015, $78.7 million, or 82.4% of our total loan portfolio, was secured by residential real estate. Residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Based on data provided by the Maryland Association of Realtors, for December 31, 2015, 2014 and 2013, average residential real estate prices were $200,000, $229,950 and $227,800, respectively, in Baltimore County, and $239,450, $209,950 and $208,950, respectively, in Harford County. The 4th quarter decline of 2% in Baltimore County residential real estate values as a result of the downturn in the housing market in our market area has reduced the value of the real estate collateral securing these types of loans. However, Harford County saw a 4th quarter 6% increase in the value of residential real estate which decreased the risk that we would incur losses if borrowers default on their loans. Fluctuations in value and levels of bank-owned sales may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. On limited occasions, we originate “jumbo” loans, which are residential mortgage loans in amounts exceeding $417,000, which, due to the size of such loans, may expose us to additional credit risks. Moreover, we are a portfolio lender; accordingly, we expect to be exposed to the credit risk for longer periods of time, including in some cases for the entire term of the loan.
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
We recorded a provision for loan losses of  $1,000 and $810,000 for the years ended December 31, 2015 and 2014, respectively that were charged against income for those periods. We incurred net charge-offs of $171,000 and $869,000, respectively, during the same periods. While our allowance for loan losses was 83.92% of non-performing loans and 1.63% of total loans at December 31, 2015, we may be required to make additional material additions to our allowance for loan losses that would materially decrease our net income.
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
We obtain appraisals when a loan has been foreclosed and the property taken in as foreclosed real estate, and write down the foreclosed real estate to the amount of the appraisal. We also obtain appraisals at certain other times during the holding period of the asset. Our net book value on the loan at the time of foreclosure and thereafter is compared to the updated fair value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s net book value over its fair value less estimated selling costs. If our valuation process is incorrect, or if property values decline, the fair value of our foreclosed real estate may not be sufficient to recover our carrying value in such assets, resulting in the need for additional charge-offs. Significant charge-offs to our foreclosed real estate could have a material adverse effect on our financial condition and results of operations. In addition, bank regulators periodically review our foreclosed real estate and may require us to recognize further charge-offs. Any increase in our charge-offs may have a material adverse effect on our financial condition and results of operations.
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
At December 31, 2015, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta that mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07%. If we had repaid such advances in full at December 31, 2015, we would have incurred prepayment penalties totaling $450,000. To date we have elected not to repay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.
If we are unable to improve our asset quality and earnings, we may be subject to regulatory actions that could limit our business or operations.
We have had high levels of non-performing assets and low earnings relative to our peer institutions during 2014 and 2015. If we fail to improve asset quality and earnings, our regulators could subject us to a formal written agreement or cease and desist order, restrict Madison Bank of Maryland’s or MB Bancorp’s ability to pay dividends, restrict Madison Bank of Maryland’s or MB Bancorp’s growth or ability to engage in certain types of lending, require Madison Bank of Maryland or MB Bancorp to take remedial actions with respect to any capital deficiency, require Madison Bank of Maryland or MB Bancorp to submit a capital plan for approval, or take other adverse regulatory actions, any one of which would negatively impact our stock price.
Adverse conditions in the local economy or real estate market could hurt our profits.
Our success depends to a large degree on the general economic conditions in our market area of Baltimore and Harford counties in Maryland. During the recent recession, our market had a significant downturn in which we experienced falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Notwithstanding the stabilization in the national and Maryland economies that has occurred in 2014 and 2015, the Baltimore County and Harford County real estate markets have not fully recovered from their recent lows and remain weak. At December 31, 2015, most of our loan portfolio consisted of loans secured by real estate in our market area. The vast majority of our loans are secured by real estate in our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.
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
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets, accruing loans past due 90 days or more and troubled debt restructurings increased to a high of  $13.2 million at December 31, 2012. Since that time, the amount of non-performing assets and troubled debt restructurings declined to $8.5 million at December 31, 2014 and to $5.7 million at December 31, 2015. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.
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
Our net interest income is the interest we earn on loans and investments less the interest we pay on our deposits and borrowings. Our interest rate spread is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates — up or down — could adversely affect our interest rate spread and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tend to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our interest rate spread to expand or contract. Our liabilities tend to be shorter in duration than our assets, so they may adjust faster in response to changes in interest rates. Historically we have been a portfolio lender emphasizing the origination of residential mortgage loans, which we fund with deposits, a significant portion of which are certificates of deposit. In recent years, as market interest rates have declined, our borrowers have sought out longer duration residential mortgage loans, while our depositors have sought out shorter term deposits. As a result, when interest rates rise, our funding costs may rise faster than the yield we earn on our assets, causing our interest rate spread to contract until the yield catches up. This contraction could be more severe following a prolonged period of lower interest rates, as a larger proportion of our fixed-rate residential loan portfolio will have been originated at those lower rates and borrowers may be more reluctant or unable to sell their homes in a higher interest rate environment. Changes in the slope of the “yield curve” — or the spread between short-term and long-term interest rates — could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our interest rate spread as our cost of funds increases relative to the yield we can earn on our assets. Additionally, increases in interest rates may decrease loan demand. Conversely, a reduction in interest rates can result in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. For further discussion of how changes in interest rates could impact us, see “Item 7. — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management — Interest Rate Risk Management.”
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
Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to affect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.
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
Following the offering, our non-interest expenses have increased as a result of the financial accounting, legal and various other expenses usually associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. Compliance with the Sarbanes-Oxley Act of 2002 will require us to upgrade our accounting systems, which will increase our operating expenses and adversely affect our profitability.
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
We are dependent upon the services of a key executive and we could be harmed by the loss of her services.
We rely heavily on our President and Chief Executive Officer, Julia A. Newton. The loss of Ms. Newton could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace this individual. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We do not have key person life insurance on our executive officers.
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
On July 9, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of  $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes consolidated capital requirements for many savings and loan holding companies, including MB Bancorp, a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Madison Bank of Maryland on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
Under the new capital standards, to be well-capitalized, Madison Bank of Maryland is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. In January 2013, the Consumer Financial Protection Bureau issued several final regulations and changes to certain consumer protections under existing laws. These final rules, most of the provisions of which (including the qualified mortgage rule) became effective January 10, 2014, generally prohibit creditors from extending mortgage loans without regard for the consumer’s ability-to-repay and add restrictions and requirements to mortgage origination and servicing practices. In addition, these rules limit prepayment penalties and require the creditor to retain evidence of compliance with the ability-to-repay requirement for three years. Compliance with these rules will likely increase our overall regulatory compliance costs and may require changes to our underwriting practices with respect to mortgage loans. Moreover, these rules may adversely affect the volume of mortgage loans that we underwrite and may subject us to increased potential liabilities related to such residential loan origination activities.

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

You may not receive dividends on our common stock.
Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments, and we do not expect to pay dividends until our operations are sufficiently profitable to support the payment of dividends. The declaration and payment of cash dividends will be subject to, among other things, our then current and projected consolidated operating results, financial condition, tax considerations, future growth plans, general economic conditions, and other factors our board of directors deems relevant.
Our ability to realize our deferred tax asset and deduct certain future losses could be limited.
At December 31, 2015, we had a deferred tax asset, net of valuation allowance and deferred liabilities, of  $793,000. Under applicable accounting rules, if we continue to experience losses and, as a result, were to determine that it is more likely than not that we will have sufficient future income to utilize our deferred tax asset, we may be required to establish a reserve against our deferred tax asset, which would reduce our income.
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.      Properties
We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2015.
Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2015	Deposits at December 31, 2015
					(In thousands)	(In thousands)
Main Office:
1920 Rock Spring Road Forest Hill, Maryland 21050	1999	19,440	Owned	—	$3,160	$25,251
Branch Offices:
501 S. Stepney Road Aberdeen, Maryland 21001	1998	3,596	Owned	—	$595	$14,212
8639 Belair Road Baltimore, Maryland 21236(1)	2012	2,400	Leased	8/31/2022	$9	$53,229

(1)
This branch is in the Perry Hall section of Baltimore County.

Item 3      Legal Proceedings
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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of                Equity Securities
(a)   Market for Common Equity and Related Stockholder Matters
MB Bancorp’s common stock is listed on the Pink Marketplace under the trading symbol “MBCQ” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2014 and 2015. MB Bancorp’s common stock commenced trading on December 30, 2014.
	High	Low	Close	Dividends Declared Per Share
Year Ended December 31, 2015:
First Quarter	$11.20	$10.52	$11.20	—
Second Quarter	$14.00	$11.05	$12.92	—
Third Quarter	$13.50	$11.65	$12.50	—
Fourth Quarter	$13.70	$12.50	$13.48	—
Year Ended December 31, 2014:
Fourth Quarter (commencing on December 30, 2014)	$10.70	$10.40	$10.55	—
As of March 24, 2016, there were approximately 70 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”
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
MB Bancorp’s ability to pay dividends may depend, in part, on its receipt of dividends from Madison Bank of Maryland. The Office of the Comptroller of the Currency limit dividends and other distributions from Madison Bank of Maryland to us. No insured depository institution may make a capital distribution if, after making the distribution, the institution would be undercapitalized or if the proposed distribution raises safety and soundness concerns. In addition, any payment of dividends by Madison Bank of Maryland to MB Bancorp that would be deemed to be drawn out of Madison Bank of Maryland’s bad debt reserves would require the payment of federal income taxes by Madison Bank of Maryland at the then current income tax rate on the amount deemed distributed.
(b)   Use of Proceeds
Not applicable.
(c)   Issuer Purchases of Equity Securities
The Company did not repurchase any securities in the fourth quarter of 2015.

Item 6.      Selected Financial Data
The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2015 and 2014 and for the years then ended is derived in part from the audited consolidated financial statements of MB Bancorp that appear elsewhere in this Annual Report on Form 10-K.
	At December 31,
(In thousands)	2015	2014
Financial Condition Data:
Total assets	$140,189	$150,685
Cash and cash equivalents	3,721	15,190
Investment securities available-for-sale	8,480	502
Investment securities held-to-maturity	9,145	14,139
Loans receivable, net	93,125	101,936
Deposits	92,692	98,473
Federal Home Loan Bank advances	12,000	15,750
Total equity	34,881	35,814
	For the Year Ended December 31,
(In thousands)	2015	2014
Operating Data:
Interest income	$4,763	$5,071
Interest expense	1,232	1,343
Net interest income	3,531	3,728
Provision for loan losses	1	810
Net interest income after provisions for loan losses	3,530	2,918
Non-interest income	188	309
Non-interest expense	4,418	4,109
Loss before income taxes	(700)	(882)
Income tax expense	334	295
Net loss	$(1,034)	$(1,177)

	At or For the Year Ended December 31,
	2015	2014
Performance Ratios(1):
Return on average assets	(.71)%	(.83)%
Return on average equity	(2.96)	(5.97)
Interest rate spread(2)	2.35	2.74
Net interest margin(3)	2.58	2.84
Non-interest expenses to average assets	3.04	2.91
Efficiency ratio(4)	118.80	101.77
Average interest-earning assets to average interest-bearing liabilities	125.71	109.34
Average equity to average assets	24.01	13.94
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	17.94	17.09
Tier 1 capital (to risk-weighted assets)	34.85	32.70
Total risk-based capital (to risk-weighted assets)	36.11	33.97
Common equity tier 1 capital (to risk-weighted assets)	34.85	N/A
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.63	1.66
Allowance for loan losses as a percent of non-performing loans	83.92	51.77
Net charge-offs to average outstanding loans during the period	.17	.79
Non-performing loans as a percent of total loans	1.95	3.20
Non-performing assets as a percent of total assets	1.42	2.56
Other Data:
Number of offices	3	3
Number of deposit accounts	3,846	4,425
Number of loans	797	869

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

Improving asset quality
Resolving our problem assets remains one of our top priorities. Non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings increased significantly during the recent recession and reached $13.2 million at December 31, 2012. Total non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings represented 8.58% of total assets at December 31, 2012. Since then, non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings decreased to $8.5 million, or 5.66% of total assets, at December 31, 2014 and $5.7 million, or 4.06% of total assets, at December 31, 2015. We continue to work with delinquent borrowers to restore loans to performing status where possible and to pursue foreclosure and disposition of collateral when it is not. In August 2014, we engaged an independent third party to conduct periodic loan portfolio reviews, and we intend to have independent loan portfolio reviews on an annual basis going forward.
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

Balance Sheet Analysis
Assets.   At December 31, 2015, our assets totaled $140.2 million, a decrease of  $10.5 million, or 7.0%, from total assets of  $150.7 million at December 31, 2014. The decrease in assets for the year ended December 31, 2015 was due mainly to, an $11.5 million, or 75.5%, decrease in cash and cash equivalents, $9.0 million, or 8.7%, decrease in loans, net of unearned fees, reflecting weak loan demand in our market area, a $5.0 million, or 35.3% decrease in investment securities held-to-maturity, partially offset by, a $8.0 million increase in investment securities available-for-sale and a $7.9 million, or 75.3%, increase in other interest-bearing deposits in other banks, primarily due to investing conversion proceeds.
Loans.   At December 31, 2015, residential mortgage loans totaled $78.7 million, or 82.4% of the total loan portfolio compared to $85.4 million, or 81.6% of the total loan portfolio at December 31, 2014. Residential mortgage loans decreased by $6.7 million, 7.8%, during the year ended December 31, 2015 primarily due to weak loan demand in our market area.
Non-residential real estate loans totaled $8.3 million and represented 8.7% of total loans at December 31, 2015, compared to $9.2 million, or 8.8% of total loans, at December 31, 2014. We currently do not offer non-residential real estate loans.
Construction and land loans totaled $4.8 million, and represented 5.0% of total loans, at December 31, 2015, compared to $4.9 million, or 4.6% of total loans, at December 31, 2014. At December 31, 2015, we had $1.4 million of construction loans, amounting to 29.0% of our construction and land loan portfolio, and $3.4 million of land loans, amounting to 71.0% of our construction and land loan portfolio.
Home equity lines of credit, all of which are secured by residential properties, totaled $3.7 million, and represented 3.9% of total loans, at December 31, 2015, compared to $5.1 million, or 4.9% of total loans, at December 31, 2014. The decrease in home equity lines of credit reflected weak loan demand in our market area.
Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $27,000 at December 31, 2015, representing less than .03% of the loan portfolio.
Securities.   At December 31, 2015, our securities held-to-maturity decreased by $5.0 million, or 35.3%, from $14.1 million at December 31, 2014 to $9.1 million at December 31, 2015. Securities held-to-maturity at December 31, 2015 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2015, our securities available-for-sale at fair value increased by $8.0 million from $502,000 at December 31, 2014 to $8.5 million at December 31, 2015. Securities available-for-sale at December 31, 2015 consisted of bonds issued by Freddie Mac and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2015, we also held a $688,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At December 31, 2015, we held no stock in Fannie Mae and Freddie Mac.
Ground Rents.   Ground rents, net amounted to $695,000 at December 31, 2015 compared to $703,000 at December 31, 2014.
Deposits.   Total deposits decreased by $5.8 million, or 5.9%, to $92.7 million at December 31, 2015 from $98.5 million at December 31, 2014. Balances in non-interest-bearing deposits increased by $916,000, or 108.8%, from $842,000 at December 31, 2014 to $1.8 million at December 31, 2015. Interest-bearing deposits decreased by $6.7 million, or 6.9%, to $90.9 million at December 31, 2015 compared to $97.6 million at December 31, 2014.
Borrowings.   At December 31, 2015, we had $12.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $15.8 million in borrowings at December 31, 2014, a $3.8 million, or 23.8% reduction in short term FHLB advances.
Stockholders’ Equity.   Stockholders’ equity decreased by $933,000, or 2.6%, to $34.9 million at December 31, 2015 from $35.8 million at December 31, 2014 primarily as the result of net losses of  $1.0 million for the 12 months ended December 31, 2015.

The following table sets forth the composition of our loan portfolio at the dates indicated.
	At December 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage loans:
Residential	$78,732	82.37%	$85,387	81.64%
Non-residential	8,290	8.67	9,230	8.83
Construction and land loans	4,835	5.06	4,856	4.64
Home equity lines of credit	3,695	3.87	5,106	4.88
Total real estate loans	95,552	99.97	104,579	99.99
Consumer and other loans:
Loans to depositors, secured by savings	27	.03	5	.01
Total loans	$95,579	100.00%	$104,584	100.00%
Add:
Net (discount) premium on purchased loans	(9)		(8)
Unamortized net deferred costs	26		35
Less:
Undisbursed portion of construction loans	(871)		(897)
Unearned net loan origination fees	(39)		(47)
Less allowance for credit losses	(1,561)		(1,731)
Loans receivable, net	$93,125		$101,936

Loan Maturity
The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(In thousands)	Residential	Non- residential	Construction and Land Loans	Home Equity Lines of Credit	Loans to Depositors Secured by Savings	Total Loans
Amounts due in:
One year or less	$616	$—	$2,838	$—	$—	$3,454
More than one year to two years	74	—	263	—	—	337
More than two year to three years	646	—	14	—	—	660
More than three year to five years	1,116	179	32	68	27	1,422
More than five year to ten years	14,948	108	57	273	—	15,386
More than ten year to fifteen years	23,309	1,658	195	3,233	—	28,395
More than fifteen years	38,023	6,345	1,436	121	—	45,925
Total	$78,732	$8,290	$4,835	$3,695	$27	$95,579

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2015 that are due after December 31, 2016, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential	$70,286	$7,830	$78,116
Non-residential	3,340	4,950	8,290
Construction and land loans	1,132	865	1,997
Home equity lines of credit	—	3,695	3,695
Consumer and other loans:
Loans to depositors, secured by savings	27	—	27
Total loans	$74,785	$17,340	$92,125

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
Loan Activity
The following table shows loans originated, purchased and sold during the periods indicated.
	Year Ended December 31,
(In thousands)	2015	2014
Total loans at beginning of period	$104,584	$115,619
Loans originated:
Residential	8,010	2,086
Non-residential	—	—
Construction and land loans	90	—
Home equity lines of credit	667	—
Loans to depositors, secured by savings	27	—
Total loans originated	8,794	2,086
Loans purchased:
Residential	—	—
Non-residential	—	—
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans purchased	—	—
Deduct:
Loan principal repayments (amortization and payoffs)	19,079	13,287
Loan sales	—	—
Other repayments	(1,655)	(1,050)
Charge-offs	375	884
Net loan activity	17,799	13,121
Total loans at end of period	$95,579	$104,584

Loan originations come from a number of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
Currently we retain all loans originated in portfolio. We did not sell any loans during the years ended December 31, 2015 or 2014.
We did not purchase loans during the years ended December 31, 2015 or 2014.
Securities
Our securities held-to-maturity decreased by $5.0 million, or 35.3%, from $14.1 million at December 31, 2014 to $9.1 million at December 31, 2015. Securities held-to-maturity at December 31, 2015 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
At December 31, 2015, our securities available-for-sale at fair value increase by $8.0 million from $502,000 at December 31, 2014 to $8.5 million at December 31, 2015. Securities available for sale at December 31, 2015 consisted of bonds issued by Freddie Mac and the Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2015, we also held a $688,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2015, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.
	At December 31,
	2015		2014
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government agencies	$6,974	$6,944	$—	$—
Mortgage-backed securities	1,525	1,536	479	502
Investments held-to-maturity:
Obligations of U.S. government agencies	4,998	4,910	8,997	8,900
Mortgage-backed securities	4,147	4,385	5,141	5,499
Total securities	$17,644	$17,775	$14,617	$14,901

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available-for-sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2015, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
Obligations of U.S. government agencies	$—	0.00%	$—	0.00%	$2,996	2.73%	$3,948	3.09%	$6,944	2.93%
Mortgage-backed securities	—	—	—	—	—	—	1,536	2.75	1,536	2.75
Investments (held-to-maturity):
Obligations of U.S. government agencies	—	—	—	—	2,000	2.50	2,998	2.87	4,998	2.72
Mortgage-backed securities	—	—	212	4.00	269	4.45	3,666	3.31	4,147	3.42
Total securities	$—	0.00%	$212	4.00%	$5,266	2.73%	$12,148	3.06%	$17,625	2.97%

Ground Rents.   Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. Madison Bank of Maryland’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation.
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2015 and 2014, Madison Bank of Maryland’s investment includes individual ground rents ranging from $600 to $3,000, totaling $831,000 and $842,000, respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2015 and 2014, Madison Bank of Maryland had $136,000 and $139,000, respectively, of ground rents that were three years or more delinquent and were reserved at 100%. We intend to let our portfolio of ground rent investments run off over time as the homeowners redeem the ground rents.
Bank-Owned Life Insurance.   Years ago under prior management, we had invested in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provided us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2015 and December 31, 2014, the aggregate cash surrender value of these policies was $896,000 and $847,000, respectively.
Deposits.   Deposits serve as the primary source of funds for our lending and investment activities. We accept deposits primarily from individuals who are located in our primary market area. We rely on competitive pricing, customer service, account features and the location of our branch offices to attract and retain deposits. We also utilize QwickRate and our own Internet website to source deposits. Interest-bearing deposit accounts offered include time deposits, which are certificates of deposit, NOW and money market accounts and savings accounts. Non-interest-bearing demand accounts consist of free checking accounts and business checking accounts. We do not utilize broker deposits.

The following table sets forth average balances and average rates of our deposit products for the periods indicated. For purposes of this table, average balances have been calculated using monthly balances.
	For the Year Ended December 31
	2015		2014
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$1,145	—%	$820	—%
Interest-bearing deposits:
Certificates of deposit	59,190	1.11	64,836	1.17
NOW and money markets	21,433	.23	21,891	.21
Savings	14,980	.10	15,923	.12
Total	$96,748	.75	$103,470	.79

The following table sets forth the balances of our deposit accounts at the dates indicated.
	At December 31,
	2015		2014
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$1,758	1.90%	$842	.85%
Interest-bearing deposits:
NOW accounts	7,451	8.03	6,614	6.72
Money market	13,140	14.18	14,281	14.50
Regular and other savings	14,721	15.88	15,143	15.38
Certificates of deposit	55,622	60.01	61,593	62.55
Total interest-bearing deposits	90,934	98.10	97,631	99.15
Total deposits	$92,692	100.00%	$98,473	100.00%

Balances in non-interest-bearing deposits increased by $916,000, or 108.8%, from $842,000 at December 31, 2014 to $1.8 million at December 31, 2015.
The following table indicates the amount of jumbo certificates of deposit with balances of  $100,000 or greater by time remaining until maturity as of December 31, 2015, none of which are brokered deposits.
Maturity Period at December 31, 2014	Amount
(In thousands)
Three months or less	$2,616
Over three through six months	4,981
Over six through twelve months	5,074
Over twelve months	12,498
Total	$25,169

The following table sets forth time deposits classified by rates at the dates indicated.
	At December 31,
(In thousands)	2015	2014
.00 – .999%	$24,972	$30,557
1.00 – 1.999	27,040	22,103
2.00 – 2.999	3,610	8,933
3.00 – 3.999	—	—
4.00 – 4.999	—	—
Total	$55,622	$61,593

The following table sets forth the amount and maturities of time deposits at December 31, 2015.
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
.00 – .999%	$20,710	$4,197	$65	$—	$24,972	44.90%
1.00 – 1.999	4,389	6,466	6,593	9,592	27,040	48.61
2.00 – 2.999	3,549	61	—	—	3,610	6.49
3.00 – 3.999	—	—	—	—	—	—
Total	$28,648	$10,724	$6,658	$9,592	$55,622	100.00%

The following table sets forth deposit activity for the periods indicated.
	Year Ended December 31,
(In thousands)	2015	2014
Beginning balance	$98,473	$107,622
Decrease before interest credited	(6,504)	(9,971)
Interest credited	723	822
Net Decrease in deposits	(5,781)	(9,149)
Ending Balance	$92,692	$98,473

Borrowings.   We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following tables’ sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.
FHLB short term advances (Dollars in thousands)	Year Ended December 31,
	2015	2014
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$3,750	$5,750
Average Federal Home Loan Bank advances outstanding during the period	$1,021	$5,583
Weighted average interest rate during the period	.23%	.27%
Balance outstanding at end of period	$—	$3,750
Weighted average interest rate at end of period	0%	.28%

FHLB long term advances (Dollars in thousands)	Year Ended December 31,
	2015	2014
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$12,000	$12,000
Average Federal Home Loan Bank advances outstanding during the period	$12,000	$12,000
Weighted average interest rate during the period	4.16%	4.16%
Balance outstanding at end of period	$12,000	$12,000
Weighted average interest rate at end of period	4.16%	4.16%
Equity.   Equity decreased by $933,000, or 2.6%, to $34.9 million at December 31, 2015 from $35.8 million at December 31, 2014 primarily as the result of net losses of  $1.0 million for the 12 months ended December 31, 2015.
Results of Operations for the Years Ended December 31, 2015 and 2014
Overview.   We had net loss of  $1.0 million for the year ended December 31, 2015, as compared to net loss of $1.2 million for the year ended December 31, 2014. The decrease in net loss between the periods were primarily due primarily to a $809,000 reduction in provision for loan losses, partially offset by a $309,000 increase in non-interest expenses due to additional expenses resulting from being a public company and decrease in interest and non-interest income of  $308,000 and $121,000, respectfully. The net loss for the year ended December 31, 2014 was primarily due to a provision for loan loss of  $810,000 and a deferred tax asset valuation allowance of approximately $841,000.
Net Interest Income.   Net interest income decreased by $197,000, or 5.3%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in net interest income was primarily attributable to a 38 basis point decrease in our average yield on interest earning assets from 3.86% for the year ended December 31, 2014 to 3.48% for the year ended December 31, 2015 primarily due to investing our mutual-to-stock conversion proceeds into lower rate short term interest-bearing deposits with other banks, partially offset by a $5.4 million, or 4.1%, increase in the average balance of interest-earning assets and a $5.6 million, or 8.7%, decrease in the average balance of certificate of deposits. The increase in the average balance of interest-earning assets was due primarily to a $18.6 million increase in the average balance of interest bearing deposits in other banks, partially offset by a $4.2 million or 29.1%, decrease in the average balance of investment securities held-to-maturity and a $11.1 million, or 10.1%, decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the year ended December 31, 2015). The loan yield increased due to the payoff of an accruing troubled debt restructuring that included two loans secured by a residential property in Queen Anne’s County, Maryland. In addition to receiving the current interest on the loans, we also recovered deferred interest due from the troubled debt restructuring.
Interest on investment securities held-to-maturity decreased by $133,000, or 29.3%, for year ended December 31, 2015 as compared to the comparable period in 2014, due to a $4.2 million decrease in the average balance of investment securities held-to maturity.
Interest on investment securities available-for-sale was $81,000, for year ended December 31, 2015 and $18,000, for the year ended December 31, 2014. There was a 63 basis point decrease in the average yield on investment securities available-for-sale and a $2.3 million increase in the average balance of investment securities available-for-sale.
Interest on certificates of deposit decreased by $98,000, or 12.9%, during for the year ended December 31, 2015 as compared to the year ended December 31, 2014, due to a 6 basis point decrease in the average cost of certificates of deposit, resulting from declining market interest rates during the year ended December 31, 2015, and a $5.6 million, or 8.7%, decrease in the average balance of certificates of deposit, as we elected to offer less competitive rates on shorter term certificates of deposit.
Interest on Federal Home Loan Bank of Atlanta advances decreased by $12,000, or 2.3%, during for the year ended December 31, 2015, due to a $4.3 million, or 24.4%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 86 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At December 31, 2015, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, maturing between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying such advances in full at December 31, 2015, we would have incurred prepayment penalties totaling $450,000. To date we have elected not to prepay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.
Our interest rate spread decreased 39 basis points from 2.74% for the year ended December 31, 2014 to 2.35% for the year ended December 31, 2015, due primarily to the decrease in our average yield on interest earning assets.
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
	Year Ended December 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$24,394	$184	.76%	$5,773	$40	.68%
Loans receivable, net of unearned fees	98,677	4,133	4.19	109,784	4,523	4.12
Investment securities available-for-sale – amortized cost	2,833	81	2.83	532	18	3.46
Investment securities held-to-maturity	10,235	321	3.15	14,441	454	3.14
Other interest-earning assets	752	44	5.80	938	36	3.90
Total interest-earning assets	136,891	4,763	3.48	131,468	5,071	3.86
Cash and due from banks	3,209			3,503
Allowance for credit losses	(1,716)			(1,702)
Other non-interest-earning assets	7,155			8,099
Total assets	145,539			141,368
Interest-bearing liabilities:
Certificates of deposit	59,190	659	1.11	64,836	757	1.17
NOW and money market	21,433	48	.23	21,891	46	.21
Savings	14,980	16	.10	15,923	19	.12
Federal Home Loan Bank advances	13,288	509	3.83	17,583	521	2.97
Total interest-bearing liabilities	108,891	1,232	1.13	120,233	1,343	1.12
Non-interest-bearing demand deposits	1,145			820
Other non-interest-bearing liabilities	552			612
Total liabilities	110,588			121,665
Total equity	34,951			19,703
Total liabilities and equity	$145,539			$141,368
Net interest income		$3,531			$3,728
Interest rate spread			2.35%			2.74%
Net interest margin			2.58%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.71%			109.34%

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
	Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
	Increase (Decrease) Due to
(In thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Interest-bearing deposits in other banks	$126	$5	$13	$144
Loans receivable, net of unearned fees	(458)	76	(8)	(390)
Investment securities available-for-sale − amortized cost	79	(3)	(13)	63
Investment securities held-to-maturity	(133)	1	(1)	(133)
Other interest-earning assets	(7)	18	(3)	8
Total interest-earning assets	(393)	97	(12)	(308)
Interest-bearing liabilities:
Certificates of deposit	(65)	(37)	4	(98)
NOW and money markets	—	2	—	2
Savings	—	(3)	—	(3)
Federal Home Loan Bank advances	(127)	151	(36)	(12)
Total interest-bearing liabilities	(192)	113	(32)	(111)
Net change in interest income	$(201)	$(16)	$20	$(197)

(1)
Investment securities available-for-sale are presented at fair market value.

Provision for Loan Losses.   We had a provision for loan losses of  $1,000 for the year ended December 31, 2015, compared to a provision of  $810,000 for the year ended December 31, 2014. The lower provision for 2015 was due to new troubled debt restructured loans offset by repayments of troubled debt restructured loans in compliance with their modified terms. The 2014 provision for loan losses was principally the result of a $673,000 charge-off following the receipt of a new appraisal on multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay, securing a $2.5 million land loan. In addition, we established and unallocated reserve of  $250,000 on foreclosed properties having interior damage that was only discovered upon our inspection at the time of possession and consequently resulted in losses in excess of the original fair value estimate. At December 31, 2015, the allowance for loan losses was $1.6 million, or 1.63% of the total loan portfolio, compared to $1.7 million, or 1.66% of the total loan portfolio, at December 31, 2014.
Non-accrual loans amounted to $1.9 million at December 31, 2015 compared to $3.3 million at December 31, 2014. The decrease in non-accrual loans of  $1.5 million was primarily due to payoffs and charge offs. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 28.09% at December 31, 2015 compared to 21.60% at December 31, 2014. Net loan charge-offs amounted to $171,000 during the year ended December 31, 2015, compared to $869,000 during the year ended December 31, 2014.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “— Risk Management — Analysis of Non-performing and Classified Assets” and “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”

Non-interest Income.   Total non-interest income decreased by $121,000, or 39.2%, from $309,000 for the year ended December 31, 2014 to $188,000 for the year ended December 31, 2015. The decrease in total non-interest income primarily was due to a $123,000 decrease in gain on sale of real estate held for sale. This decrease was offset, in part, by a $12,000 increase in gain on sale of real estate owned.
Non-interest Expenses.   Total non-interest expenses increased by $309,000, or 7.5%, from $4.1 million for the year ended December 31, 2014 to $4.4 million for the year ended December 31, 2015. The increase primarily was attributable to $211,000 increase in salaries and employee benefits primarily due to the employee stock ownership plan, a $156,000 increase in legal and professional fees due to additional expenses resulting from being a public company and a $41,000, increase in the provision for losses on other real estate owned. This increase was offset, in part, by a $48,000 decrease in occupancy expenses, a $17,000 decrease in furniture and equipment expenses, $15,000 decrease in provision for loss on ground rents and a $19,000 decrease in FDIC insurance premiums.
Income Tax Expense.   We had an income tax expense of  $334,000 and $295,000 during the years ended December 31, 2015 and 2014, respectively. The deferred tax asset related to net operating losses increased for the year ended December 31, 2015, which increases the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss. The income tax expense during the year ended December 31, 2014, reflected the establishment of a valuation allowance for the net operating loss carryforward related deferred tax asset of approximately $841,000. The effective tax rate for these respective periods was (47.6%) and (33.5%).
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
When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency by creating a loan strategy to restore the loan to current status. When the loan becomes 15 days past due, a late notice is sent to the borrower. Between 15 and 30 days past due, telephone calls are also made to the borrower, and we make efforts to work with the borrower to resolve the situation. After 30 days, we regard the borrower in default. Between 30 and 45 days delinquent, borrowers with loans other than one- to four-family owner-occupied properties may be sent a letter from our attorney and we may commence collection proceedings. Borrowers with loans secured by one- to four-family owner-occupied properties are sent more stringent notices again at 60 and 90 days delinquent. At 120 days, if a current loan status or acceptable strategy is unable to be mutually agreed upon by borrower and Madison Bank of Maryland then the borrower is referred to our attorney and we may commence collection proceedings. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan generally is sold at foreclosure auction. Management informs the Board of Directors monthly of the amount of loans delinquent more than 30 days, new/revised loan strategies, loans in foreclosure and property that we own.
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
The following table provides information with respect to our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2015	2014
Non-accrual loans:
Residential, home equity lines of credit and consumer	$724	$1,783
Non-residential	1,097	1,368
Construction and land	39	192
Total	1,860	3,343
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	—
Total	—	—
Total of non-performing loans and accruing loans 90 days or more past due	1,860	3,343
Assets acquired through foreclosure	—	379
Ground rents	136	139
Total non-performing assets	1,996	3,861
Troubled debt restructurings accruing	3,697	4,670
Troubled debt restructurings accruing and total non-performing assets	$5,693	$8,531
Total of non-performing loans and accruing loans past due 90 days or more to total loans	1.95%	3.20%
Total non-performing loans to total assets	1.33	2.22
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.42	2.56
Total non-performing loans and accruing troubled debt restructurings to total assets	3.96	5.32
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	4.06	5.66
At December 31, 2015, non-accrual loans consisted of 15 residential mortgage loans totaling $724,000, two non-residential loans totaling $1.1 million, one construction and land loan totaling $39,000 and no home equity lines of credit. The decrease in non-performing loans at December 31, 2015 as compared to December 31, 2014 is primarily the result of ten loan payoffs and two loans returning to accrual status. We had no loans 90 days or more but still accruing at December 31, 2015 and 2014.
At December 31, 2015, our largest non-performing loan relationships consisted of the following:
•
A $1.0 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at December 31, 2015 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $37,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at December 31, 2015, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At December 31, 2015 and 2014, we had $3.7 million, $4.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.
If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.
At December 31, 2015, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at December 31, 2015. At December 31, 2015, the borrower had a second loan with an outstanding balance of  $53,000 secured by the same property. The borrower is seeking to sell the property securing these loans. In 2014 and 2015, we received updated appraisals indicating impairments of  $634,000 and $5,000, respectively. Accordingly, the impairment losses were charged off.
Interest income that would have been recorded for the year ended December 31, 2015 and the year ended December 31, 2014 had non-accrual loans been current according to their original terms, amounted to approximately $74,000 and $151,000, respectively. Interest income of  $451,000 and $458,000 related to non-accrual loans was included in interest income for the years ended December 31, 2015 and 2014, respectively.
At December 31, 2015, we had no other real estate owned.
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
The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.
	At December 31,
(In thousands)	2015	2014
Special mention assets	$1,575	$2,937
Substandard assets	4,288	6,759
Total criticized and classified assets	$5,863	$9,696

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are other real estate owned properties of  $0 and $379,000, respectively, at December 31, 2015 and 2014.
At December 31, 2015, our three largest classified asset lending relationships totaled $3.4 million, which represented 58.4% of classified assets. Of our remaining classified assets, none had a book value in excess of $500,000. At December 31, 2015, our three largest classified asset lending relationships consisted of the following:
•
A $1.8 million lending relationship secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A $1.0 million relationship consisting of two loans secured by a church in Baltimore City (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A relationship consisting of four residential mortgage loans totaling $553,000 secured by three single-family investment properties located in Baltimore City. As of December 31, 2015 the borrower has brought the four loans current and we have assignment of rent agreements that generally are sufficient to keep the loans current on an ongoing basis.

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.
	At December 31,
	2015				2014
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential, home equity lines of credit and consumer	12	$916	6	$260	17	$1,135	17	$1,095
Non-residential			1	103			1	298
Construction and land	1	39					2	192
Total	13	$955	7	$363(1)	17	$1,135	20	$1,585(1)

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
	At December 31,
	2015			2014
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential and home equity lines of credit	$960	61.50%	86.24%	$1,228	70.92%	86.52%
Non-residential	194	12.43	8.67	79	4.58	8.83
Construction and land	157	10.06	5.06	174	10.06	4.64
Consumer	—	—	.03	—	—	.01
Unallocated	250	16.01	—	250	14.44	—
Total	$1,561	100.00%	100.00%	$1,731	100.00%	100.00%

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

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	Year Ended December 31,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$1,731	$1,790
Charge-offs:
Residential, home equity lines of credit and consumer	(22)	(123)
Non-residential	(247)	(39)
Construction and land loans	(106)	(722)
Total charge-offs	(375)	(884)
Recoveries:
Residential, home equity lines of credit and consumer	29	2
Non-residential	5	13
Construction and land loans	170	—
Total recoveries	204	15
Net charge-offs	(171)	(869)
Provision for loan losses	1	810
Allowance at end of period	$1,561	$1,731
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	28.09%	21.60%
Allowance for loan losses to total loans at end of period	1.63%	1.66%
Net charge-offs to average loans outstanding during the period	.17%	.79%

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that Madison Bank of Maryland will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows. Impaired loans totaled $6.5 million as of December 31, 2015 and were comprised of 20 loans that were all 90 days or more delinquent. See note 3 of notes to consolidated financial statements.
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

During the years ended December 31, 2015 and 2014, we had net charge-offs totaling $171,000 and $869,000, respectively.
Interest Rate Risk Management.   We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by originating fixed-rate loans with shorter maturities and adjusting our investment portfolio mix and duration. Specifically, while we do not originate adjustable-rate residential mortgage loans, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of residential fixed-rate loans with seven-to 15-year terms. At December 31, 2015, we also had $797,000 of interest-bearing deposits in other banks that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.
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
The following table presents the change in the economic value of our assets and liabilities at December 31, 2015 that would occur in the event of an immediate change in interest rates based on assumptions we consider to be reasonable, with no effect given to any steps that we might take to counteract that change.

	Book Value at December 31, 2015	Economic Value at December 31, 2015	Estimated Value Rates Shocked
(Dollars in thousands)			+100 bp	+200 bp	+300 bp	+400 bp	+500 bp	-10 bp
Assets:
Cash	$2,924	$2,924	$2,924	$2,924	$2,924	$2,924	$2,924	$2,924
Interest Bearing Balances	19,107	19,128	19,017	18,907	18,798	18,689	18,582	19,139
HTM Securities	9,145	9,205	8,553	7,971	7,408	6,929	6,499	9,274
AFS Securities	8,480	8,480	7,827	7,239	6,691	6,208	5,771	8.549
Net Loans and Leases	93,125	90,004	84,644	79,839	74,416	70,399	66,766	90,574
All Other Assets	7,408	7,791	7,893	7,998	8,114	8,225	8,334	7,799
Total Assets	$140,189	$137,532	$130,858	$124,878	$118,351	$113,374	$108,876	$138,259
Liabilities:
NonMaturity Deposits	37,070	35,591	34,157	33,246	32,326	31,614	31,337	35,821
CD’s Less Than $100,000	30,453	30,452	30,057	29,671	29,294	28,925	28,565	30,492
CD’s Greater Than $100,000	25,169	25,143	24,796	24,458	24,129	23,807	23,493	25,178
Federal Home Loan Bank advances	12,000	12,400	12,220	12,045	11,872	11,703	11,537	12,418
All Other Liabilities	616	616	616	616	616	616	616	645
Total Liabilities	$105,308	$104,202	$101,846	$100,036	$98,237	$96,665	$95,548	$104,554
Total equity	$34,881	$33,330	$29,012	$24,842	$20,114	$16,709	$13,328	$33,705
$ Change in Economic Value of Equity			$(4,318)	$(8,489)	$(13,218)	$(16,621)	$(20,001)	$375
% Depreciation in Equity Value			-12.96%	-25.47%	-39.66%	-49.87%	-60.01%	1.13%
Recommended maximum decline(1)			-17.50%	-22.50%	-27.50%	-32.50%	-37.50%	-17.50%
Economic Value to Book Value of Equity		95.55%	83.17%	71.22%	57.66%	47.90%	38.21%	96.63%
Equity to Assets		24.23%	22.17%	19.89%	16.99%	14.74%	12.24%	24.38%

(1)
As recommended by the Board of Directors.

We use various assumptions in assessing interest rate risk. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates and the market values of certain assets under differing interest rate scenarios, among others. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate mortgage loans, have features that restrict changes in interest rates on a short-term basis and over the life of the asset. Further, if there is a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could deviate significantly from those assumed in calculating the table. Prepayment rates can have a significant impact on interest income. Because of the large percentage of loans and mortgage-backed securities we hold, rising or falling interest rates have a significant impact on the prepayment speeds of our earning assets that in turn affect the rate sensitivity position. When interest rates rise, prepayments tend to slow. When interest rates fall, prepayments tend to rise. Our asset sensitivity would be reduced if prepayments slow and vice versa. While we believe these assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security and loan repayment activity. The percent depreciation in equity value is greater than our recommended maximum decline due to the availability of higher yielding alternative earning assets reducing the economic value of the Banks’ earning assets currently on the books.

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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $3.7 million. Securities classified as available-for-sale, amounting to $8.5 million at December 31, 2015, provide an additional source of liquidity. In addition, at December 31, 2015, we had the ability to borrow a total of approximately $14.9 million from the Federal Home Loan Bank of Atlanta. At December 31, 2015, we had $12.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at December 31, 2015.
At December 31, 2015, we had $634,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2016 totaled $28.6 million, or 51.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table represents our contractual obligations as of December 31, 2015.
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual obligations:
Certificates of deposit	$55,622	$28,649	$22,057	$4,916	$—
Operating lease obligations	574	89	162	172	151
Federal Home Loan Bank of Atlanta advances and other borrowings	12,000	4,000	8,000	—	—
Post-retirement benefits	319	97	42	42	144
Total	$68,515	$32,835	$30,261	$5,130	$295

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
Financing and Investing Activities
Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Federal Banking Regulation — Capital Requirements,” and note 12 of the Notes to Consolidated Financial Statements.

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
For the years ended December 31, 2015 and 2014, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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

(b)
Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT
ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Julia A. Newton Julia A. Newton President and Chief Executive Officer	/s/ Robin L. Taylor Robin L. Taylor Vice President and Chief Financial Officer
(c)
Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers of the Registrant
Board of Directors
For information concerning MB Bancorp’s Board of Directors, the information contained under the section captioned “Items to be Voted on by Shareholders — Item 1 — Election of Directors” in MB Bancorp’s Proxy Statement for the 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
Executive Officers
For information relating to officers of MB Bancorp, the information contained under Part I, Item 1, captioned “Business — Executive Officers Who Are Not Directors” in this Annual Report on Form 10-K is incorporated herein by reference.
Audit Committee and Audit Committee Financial Expert
For information regarding the audit committee and audit committee financial expert of MB Bancorp, the section captioned “Corporate Governance and Board Matters” in the Proxy Statement is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
For information regarding compliance with Section 16(a) of the Exchange Act, the information contained under the section captioned “Other Information Related to Directors and Executive Officers — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement is incorporated herein by reference.
Code of Ethics
The Company has adopted a code of ethics and business conduct which applies to all of the Company’s and the Bank’s directors, officers and employees. A copy of the code of ethics and business conduct is available to stockholders on the Investor Relations portion of the Bank’s website at http://www.mbofmd.com/stockholder-information.aspx.
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
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information relating to certain relationships and related transactions and director independence is set forth under the sections captioned “Other Information Related to Directors and Executive Officers — Transactions with Related Persons” and “Corporate Governance and Board Matters” in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services
The information relating to the principal accountant fees and services is set forth under the section captioned “Items to be Voted on by Shareholders — Item 3 — Ratification of the Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a) List of Documents Filed as Part of this Report
(1) Financial Statements.   The following consolidated financial statements are incorporated by reference from Item 8 hereof:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Equity for the Years Ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements
(b) Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Employment Agreement between MB Bancorp, Inc. and Julia A. Newton +(2)
10.2	Employment Agreement between Madison Bank of Maryland and Julia A. Newton +(2)
10.3	Employment Agreement between MB Bancorp, Inc. and Lawrence W. Williams +(2)
10.4	Employment Agreement between Madison Bank of Maryland and Lawrence W. Williams +(2)
10.5	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick +(2)
10.6	Two-Year Change in Control Agreement between Madison Bank of Maryland and Robin L. Taylor +(2)
21.1	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

+
Management contract or compensatory agreement or arrangement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-198700), as amended, initially filed with the Securities and Exchange Commission on September 12, 2014.

(2)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2014 (file No. 000-55341).

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
MB BANCORP, INC.
March 29, 2016	By:	/s/ Julia A. Newton
Julia A. Newton President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Julia A. Newton Julia A. Newton	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2016
/s/ Robin L. Taylor Robin L. Taylor	Vice President and Chief Financial Officer (principal financial and accounting officer)	March 29, 2016
/s/ Lawrence W. Williams Lawrence W. Williams	Senior Executive Vice President and Chairman of the Board	March 29, 2016
/s/ David A. Klunk David A. Klunk	Director	March 29, 2016
/s/ Barry A. Kuhne Barry A. Kuhne	Director	March 29, 2016
/s/ Michael Nobile Michael Nobile	Director	March 29, 2016
/s/ Randall S. Pace Randall S. Pace	Director	March 29, 2016
/s/ William D. Schmidt, Sr. William D. Schmidt, Sr.	Director	March 29, 2016
/s/ James R. Vittek James R. Vittek	Director	March 29, 2016
/s/ Douglas S. Wilson Douglas S. Wilson	Director	March 29, 2016

Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
MB Bancorp, Inc.
Forest Hill, Maryland
We have audited the accompanying consolidated balance sheets of MB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
Baltimore, Maryland
March 29, 2016
Suite 200, 809 Glen Eagles Court   Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman.com

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	As of December 31, 2015	As of December 31, 2014
(Dollars in thousands)
Cash and due from banks	$2,924	$3,627
Interest bearing deposits in other banks	797	11,563
Total cash and cash equivalents	3,721	15,190
Other interest-bearing deposits in other banks	18,310	10,445
Investment securities available-for-sale – at fair value	8,480	502
Investment securities held to maturity – amortized cost	9,145	14,139
Loans, net of unearned fees	94,686	103,667
Less allowance for loan losses	(1,561)	(1,731)
Loans, net	93,125	101,936
Real estate ground rents	831	842
Less allowance for credit losses	(136)	(139)
Ground rents, net	695	703
Federal Home Loan Bank stock, at cost	688	929
Property and equipment – net	3,793	3,907
Deferred income taxes	793	1,120
Bank-owned life insurance	896	847
Other real estate owned	—	379
Accrued interest receivable and other assets	543	588
TOTAL ASSETS	$140,189	$150,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$92,692	$98,473
Federal Home Loan Bank advances	12,000	15,750
Deferred compensation liability	246	318
Accounts Payable and other liabilities	370	330
Total liabilities	105,308	114,871
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at December 31, 2014	21	21
Additional paid-in capital	20,158	20,144
Retained earnings – substantially restricted	16,284	17,318
Accumulated other comprehensive (loss) income	(11)	15
Unearned ESOP shares	(1,571)	(1,684)
Total stockholders’ equity	34,881	35,814
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,189	$150,685

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands, except per share amount)	2015	2014
INTEREST INCOME:
Interest and fees on loans	$4,133	$4,523
Interest on federal funds sold and other investments	184	40
Interest and dividends on investment securities	446	508
Total interest income	4,763	5,071
INTEREST EXPENSE:
Interest on deposits	723	822
Interest on short-term borrowings	3	15
Interest on long term borrowings	506	506
Total interest expense	1,232	1,343
NET INTEREST INCOME	3,531	3,728
PROVISION FOR LOAN LOSSES	1	810
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,530	2,918
NON-INTEREST INCOME:
Service charges on deposit accounts	12	14
Fees and charges on loans	46	46
Increase in cash surrender value of life insurance	49	50
Gain on sale of other real estate owned	13	1
Gain on sale of real estate held for sale	8	131
Loss on disposal of equipment	(8)	—
Gain on investment securities	2	—
Ground rent fees	43	43
Other income	23	24
Total non-interest income	188	309
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,446	2,235
Occupancy expenses	407	455
Furniture and equipment expenses	50	67
Legal and professional expenses	356	200
Data processing and other outside services	242	246
FDIC insurance premiums	101	120
Advertising and marketing related expenses	67	62
Provision for loss on other real estate owned	158	117
(Benefit) provision for loss on ground rents	(8)	7
Other expenses	599	600
Total non-interest expenses	4,418	4,109
LOSS BEFORE INCOME TAXES	(700)	(882)
INCOME TAX EXPENSE	334	295
NET LOSS	$(1,034)	$(1,177)
Basic earnings per share	$(.53)	$(.60)
Diluted earnings per share	$(.53)	$(.60)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For the Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
NET LOSS	$(1,034)	$(1,177)
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized (losses) gains arising during the period	(40)	13
Reclassification of gain included in net loss	(2)	—
Unrealized (losses) gains arising during the period	(42)	13
Income taxes on unrealized (losses) gains arising during the period	16	(5)
	(26)	8
COMPREHENSIVE LOSS	$(1,060)	$(1,169)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES AT JANUARY 1, 2014	$—	$—	$18,495	$—	$7	$18,502
Net loss	—	—	(1,177)	—	—	(1,177)
Net unrealized gain on available-for sale securities, net of tax of ($5)	—	—	—	—	8	8
Issuance of common stock	21	20,144	—	—	—	20,165
Funds borrowed to purchase stock by Employee Stock Ownership Plan	—	—	—	(1,693)	—	(1,693)
Stock-based compensation	—	—	—	9	—	9
BALANCES AT DECEMBER 31, 2014	$21	$20,144	$17,318	$(1,684)	$15	$35,814
BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814
Net loss	—	—	(1,034)	—	—	(1,034)
Net unrealized loss on available-for sale securities, net of tax of $16	—	—	—	—	(26)	(26)
Stock-based compensation	—	14	—	113	—	127
BALANCES AT DECEMBER 31, 2015	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,034)	$(1,177)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation expense	140	159
Increase in cash surrender value of life insurance	(49)	(50)
Net amortization/accretion of premiums and discounts	(10)	—
Provision for loan losses	1	810
(Reversal) provision for ground rent losses	(8)	7
Decrease in deferred income taxes	343	312
Provision for loss on other real estate owned	158	117
Non-cash compensation under stock-based benefit plan	127	9
Gain on sale of other real estate owned	(13)	(1)
Increase in accrued interest and other assets	45	107
Gain on redemption of investment securities	(2)	—
Loss on disposal of equipment	8	—
Gain on sale of real estate held for sale	(8)	(131)
Decrease in deferred compensation liability	(72)	(37)
Increase (decrease) in accounts payable and other liabilities	51	(45)
Net cash (used in) provided by operating activities	(323)	80
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in other interest bearing deposits in other banks	(7,865)	(6,909)
Purchase of available-for-sale investments	(9,112)	(120)
Proceeds from calls/repayments of available-for-sale investments	1,095	117
Purchase of held-to-maturity investments	(1,000)	(967)
Proceeds from maturity/repayments of held-to-maturity investments	6,004	1,029
Net decrease in loans	8,852	10,008
Proceeds from sale of ground rents	15	7
Proceeds from sale of other real estate owned	180	2
Proceeds from private mortgage insurance	—	22
Proceeds from sale of real estate held for sale	8	574
Purchase of property, plant and equipment	(34)	(42)
Redemption of Federal Home Loan Bank stock	241	55
Net cash (used in) provided by investing activities	(1,616)	3,776
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	$(5,780)	$(9,149)
Federal Home Loan Bank advances	4,750	7,750
Federal Home Loan Bank repayments	(8,500)	(9,750)
Sale of common stock	—	20,165
Purchase of Employee Stock Ownership Plan	—	(1,693)
Net cash (used in) provided by financing activities	(9,530)	7,323
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,469)	11,179
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15,190	4,011
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,721	$15,190
Supplemental cash flow information:
Interest paid	$1,232	$1,343
Income taxes paid	$—	$—
Noncash:
Transfer of loans to other real estate owned	$—	$68
Transfer of other real estate owned to loans	$41	$—

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
The cost of conversion and issuing and selling the capital stock was deducted from the proceeds of the offering. The Bank incurred $995,212 in conversion costs, which was recorded in prepaid expenses and other assets on the Consolidated Balance Sheet. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company’s common stock. The conversion will be accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.
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
An impairment loss is recognized in earnings only when (1) the Bank intends to sell the debt security; (2) it is more likely than not that the Bank will be required to sell the security before recovery of its amortized cost basis; or (3) the Company does not expect to recover the entire amortized cost basis of the security. In situations where the Bank intends to sell or when it is more likely than not that the Company will be required to sell the security, the entire impairment loss must be recognized in earnings. In all other situations, only the portion of the impairment loss representing the credit loss must be recognized in earnings, with the remaining portion being recognized in stockholders’ equity as a component of other comprehensive income, net of deferred taxes.
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
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2015 and 2014, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $831,000 and $842,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2015 and 2014, the Company had $136,000 and $139,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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
2.
INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities:
FHLMC bonds	$1,983	$—	$(19)	$1,964
FFCB bonds	4,991	3	(14)	4,980
Total U.S. Government securities	6,974	3	(33)	6,944
Mortgage-backed securities:
FHLMC certificates	700	7	(4)	703
FNMA certificates	117	6	—	123
GNMA certificates	708	2	—	710
Total mortgage-backed securities	1,525	15	(4)	1,536
Total investments available-for-sale	$8,499	$18	$(37)	$8,480

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities:
FHLMC certificates	$239	$10	$—	$249
FNMA certificates	155	9	—	164
GNMA certificates	85	4	—	89
Total mortgage-backed securities	479	23	—	502
Total investments available-for-sale	$479	$23	$—	$502

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:
	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$998	$—	$(21)	$977
FNMA bonds	1,000	—	(10)	990
FFCB bonds	3,000	—	(57)	2,943
Total U.S. Government securities	4,998	—	(88)	4,910
Mortgage-backed securities:
FHLMC certificates	1,156	78	—	1,234
FNMA certificates	2,591	125	—	2,716
GNMA certificates	400	35	—	435
Total mortgage backed securities	4,147	238	—	4,385
Total investments held-to-maturity	$9,145	$238	$(88)	$9,295

	December 31, 2014
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$4,997	$11	$(15)	$4,993
FNMA bonds	1,000	—	(26)	974
FFCB bonds	3,000	—	(67)	2,933
Total U.S. Government securities	8,997	11	(108)	8,900
Mortgage-backed securities:
FHLMC certificates	1,466	107	—	1,573
FNMA certificates	3,181	203	—	3,384
GNMA certificates	494	48	—	542
Total mortgage backed securities	5,141	358	—	5,499
Total investments held-to-maturity	$14,138	$369	$(108)	$14,399

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2015 and 2014 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At December 31, 2015 and 2014, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,117	$(4)	$1,117	$(4)
U.S. Government securities	—	—	10,852	(121)	10,852	(121)
Total temporarily impaired securities	$—	$—	$11,969	$(125)	$11,969	$(125)

	December 31, 2014
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	4,889	(108)	4,889	(108)
Total temporarily impaired securities	$—	$—	$4,889	$(108)	$4,889	$(108)

The scheduled maturities of debt securities at December 31, 2015 were as follows:
	Amortized Cost	Fair Value
	(in thousands)	(in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	4,997	4,984
Due after ten years	6,975	6,870
Mortgage-backed securities	5,672	5,921
Total	$17,644	$17,775

3.
LOANS RECEIVABLE

Loans receivable consist of the following:
(Dollars in thousands)	December 31, 2015	December 31, 2014
Secured by real estate:
Residential:
One-to four-family	$76,632	$83,227
Multi-family	2,100	2,160
Total	78,732	85,387
Non-residential	8,290	9,230
Construction and land loans	4,835	4,856
Home equity line of credit (“HELOC”)	3,695	5,106
Consumer and other loans:
Loans to depositors, secured by savings	27	5
	95,579	104,584
Add:
Net discount on purchased loans	(9)	(8)
Unamortized net deferred costs	26	35
Less:
Undisbursed portion of construction loans	(871)	(897)
Unearned net loan origination fees	(39)	(47)
Less allowance for loan losses	(1,561)	(1,731)
Loans receivable, net	$93,125	$101,936

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
Allowance for loan losses and recorded investment in loans for the year ended December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(22)	(247)	(106)	—	(375)
Recoveries	29	5	170	—	204
Provisions	(275)	357	(81)	—	1
Ending balance	$960	$194	$157	$250	$1,561
Allowance for loan losses: Ending balance: individually evaluated for impairment	$46	$—	$—	$—	$46
Ending balance: collectively evaluated for impairment	$914	$194	$157	$250	$1,515
Loans:
Ending balance: individually evaluated for impairment	$3,189	$1,299	$1,971	$—	$6,459
Ending balance: collectively evaluated for impairment	$79,265	$6,991	$2,864	$—	$89,120

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2014 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,586	$127	$77	$—	$1,790
Charge-offs	(123)	(39)	(722)	—	(884)
Recoveries	2	13	—	—	15
Provisions	(237)	(22)	819	250	810
Ending balance	$1,228	$79	$174	$250	$1,731
Allowance for loan losses: Ending balance: individually evaluated for impairment	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$1,183	$79	$174	$250	$1,686
Loans:
Ending balance: individually evaluated for impairment	$5,280	$1,979	$2,240	$—	$9,499
Ending balance: collectively evaluated for impairment	$85,218	$7,251	$2,616	$—	$95,085

Credit risk profile by internally assigned classification as of December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,697	$7,156	$2,863	$89,716
Special mention	1,481	—	94	1,575
Substandard	1,276	1,134	1,878	4,288
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,454	$8,290	$4,835	$95,579

Credit risk profile by internally assigned classification as of December 31, 2014 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$85,231	$7,420	$2,616	$95,267
Special mention	2,793	—	144	2,937
Substandard	2,474	1,810	2,096	6,380
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$90,498	$9,230	$4,856	$104,584

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

Impaired loans as of and for the year ended December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,199	$1,299	$1,971	$5,469
Unpaid principal balance	2,528	1,570	3,048	7,146
Average recorded investment, for the twelve months ended December 31, 2015	3,321	1,766	2,176	7,263
Interest income recognized	270	44	104	418
Interest income foregone	39	28	7	74
With an allowance recorded:
Recorded investment	990	—	—	990
Unpaid principal balance	990	—	—	990
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	880	—	—	880
Interest income recognized	33	—	—	33
Interest income foregone	—	—	—	—
Total
Recorded investment	3,189	1,299	1,971	6,459
Unpaid principal balance	3,518	1,570	3,048	8,136
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	4,201	1,766	2,176	8,143
Interest income recognized	303	44	104	451
Interest income foregone	39	28	7	74

9Impaired loans as of and for the year ended December 31, 2014 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,389	$1,979	$2,240	$8,608
Unpaid principal balance	5,204	2,021	3,260	10,485
Average recorded investment, for the twelve months ended December 31, 2014	4,577	2,640	2,691	9,908
Interest income recognized	251	66	107	424
Interest income foregone	91	48	8	147
With an allowance recorded:
Recorded investment	891	—	—	891
Unpaid principal balance	891	—	—	891
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	898	—	—	898
Interest income recognized	34	—	—	34
Interest income foregone	4	—	—	4
Total
Recorded investment	5,280	1,979	2,240	9,499
Unpaid principal balance	6,095	2,021	3,260	11,376
Related allowance	45	—	—	45
Average recorded investment, for the twelve months ended December 31, 2014	5,475	2,640	2,691	10,806
Interest income recognized	285	66	107	458
Interest income foregone	95	48	8	151
An aged analysis of past due loans as of December 31, 2015 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$81,278	$8,187	$4,796	$94,261
30 − 59 days past due	910	—	39	949
60 − 89 days past due	6	—	—	6
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	260	103	—	363
Total past due	1,176	103	39	1,318
Total	$82,454	$8,290	$4,835	$95,579

An aged analysis of past due loans as of December 31, 2014 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$88,268	$8,932	$4,664	$101,864
30 − 59 days past due	981	—	—	981
60 − 89 days past due	154	—	—	154
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	1,095	298	192	1,585
Total past due	2,230	298	192	2,720
Total	$90,498	$9,230	$4,856	$104,584

Non-performing loans as of December 31, 2015 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$430	$1,097	$39	$1,566
Other non-accrual loans	294	—	—	294
Total non-accrual loans	724	1,097	39	1,860
Accruing troubled debt restructured loans	1,657	202	1,838	3,697
Total	$2,381	$1,299	$1,877	$5,557

Non-performing loans as of December 31, 2014 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$866	$1,368	$64	$2,298
Other non-accrual loans	917	—	128	1,045
Total non-accrual loans	1,783	1,368	192	3,343
Accruing troubled debt restructured loans	2,539	227	1,904	4,670
Total	$4,322	$1,595	$2,096	$8,013

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

The following includes loans classified as troubled debt restructurings during the year ended December 31, 2015.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	9	$1,328	$1,328
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	9	$1,328	$1,328

The following includes loans classified as troubled debt restructurings during the year ended December 31, 2014.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	1	$357	$357
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	1	$357	$357

The following includes loans classified as troubled debt restructurings that subsequently defaulted during the year ended December 31, 2015.
During the Year Ended December 31, 2015
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—
The following includes loans classified as troubled debt restructurings that subsequently defaulted during the year ended December 31, 2014.
During the Year Ended December 31, 2014
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate and consumer	—	$—
Non-residential real estate	—	—
Construction and land	1	64
Loans serviced by the Bank for the benefit of others totaled $434,000 and $450,000 at December 31, 2015 and 2014, respectively.
Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $230,000 and $579,000 as of December 31, 2015 and 2014.

4.
PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classification as follows at:
(Dollars in thousands)	December 31, 2015	December 31, 2014
Land	$1,018	$1,018
Buildings	4,346	4,320
Furniture, fixtures and equipment	966	1,071
	6,330	6,409
Less accumulated depreciation and amortization	2,537	2,502
Total property and equipment	$3,793	$3,907

Depreciation expense for the years ended December 31, 2015 and 2014 was $140,000 and $159,000, respectively.
On November 14, 2013, the Bank entered into an agreement to sell the former Harford Road branch (the “Harford Road branch”) for $425,000. Upon settlement in 2014, the Bank incurred an additional loss of  $1,000.
On February 26, 2014, the Bank sold the former Back and Middle River branch (the “BMR branch”) for $195,000. Upon settlement, the Bank realized a gain of  $131,000.
On September 18, 2015, the Bank sold the property located at Old Eastern Avenue, Essex, MD 21221 for $10,000. Upon settlement, the Bank realized a gain of  $8,000.
The Bank is obligated under long-term operating leases for one of its branches. Rental expense under these agreements was approximately $87,000 and $83,000 for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, the minimum rental commitments under the non-cancelable operating leases are as follows:
Year Ending December 31:
2016	$77,638
2017	79,967
2018	82,366
2019	84,837
2020	87,383
2021	90,004
2022 and thereafter	61,346
$563,541

5.
OTHER REAL ESTATE OWNED

The balance in other real estate owned at December 31, 2015 and 2014 was $0 and $379,000, respectively.
The activity in residential other real estate owned is as follows:
(Dollars in thousands)	December 31, 2015	December 31, 2014
Beginning balance	$379	$452
Additions	—	—
Transfers from Loans	—	68
Transfers to Loans	(41)	—
Sales	(180)	(2)
Proceeds from PMI Insurance	—	(22)
Provisions	(158)	(117)
Ending balance	$—	$379

6.
DEPOSITS

Deposits are summarized as follows:
(Dollars in thousands)	December 31, 2015	December 31, 2014
Non-interest-bearing deposits	$1,758	$842
NOW and Money market	20,591	20,895
Savings	14,721	15,143
Certificates of deposit	55,622	61,593
Total deposits	$92,692	$98,473

The aggregate amount of time deposits in denominations of  $250,000 or more as of December 31, 2015 and 2014 was $1,575,000 and $2,582,000, respectively. Deposit amounts in excess of  $250,000 generally are not insured by the Federal Deposit Insurance Corporation.
At December 31, 2015, the schedule maturities of certificates of deposit are as follows:
(Dollars in thousands)
2016	$28,649
2017	10,723
2018	6,657
2019	4,677
2020	4,916
2021	—
Total	$55,622

Executive officers’ and directors’ deposits were $609,000 and $454,000 at December 31, 2015 and 2014, respectively.

7.
INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:
(Dollars in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Deferred loan fees and costs, net	$5	$5
Allowance for credit losses	616	683
Deferred compensation	97	126
Allowance for ground rents	54	55
Allowance for delinquent mortgage interest	149	276
Capital loss carryforward	—	2
Contribution carryforward	2	—
Net operating loss carryforward	1,442	840
Allowance for real estate owned	—	113
Unrealized loss on available-for-sale securities	7	—
Total deferred tax assets	2,372	2,100
Valuation allowance	(1,442)	(843)
Deferred tax assets after valuation allowance	930	1,257
Deferred tax liabilities:
Depreciation	128	128
ESOP	9	—
Unrealized gain on available-for-sale securities	—	9
Total deferred tax liabilities	137	137
Net deferred tax assets	$793	$1,120

Management evaluates deferred tax assets annually.
The provision for income taxes is comprised of the following:
	Year Ended December 31
(Dollars in thousands)	2015	2014
Tax expense (benefit):
Current federal and state	$(9)	$(17)
Deferred tax	343	312
Total	$334	$295

A reconciliation of the provision for income taxes at the statutory federal tax rates to the Bank’s actual provision for income taxes is as follows:
	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014
Computed at federal statutory rates	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	0.0	0.0
Bank-owned life insurance income	(2.4)	(1.9)
Nondeductibles	1.3	0.0
Valuation allowance	81.6	85.2
Other	1.1	(15.8)
Total	47.6%	33.5%

During 2008, 2009, and 2010, the Bank sold mutual fund investments that resulted in cumulative capital losses of  $799,000. Since management determined that it was unlikely that the Bank would be able to fully utilize the corresponding deferred tax asset of  $315,000 before expiration of the carryforward period, a valuation allowance was established for 100% of the corresponding deferred tax asset. During the year ended December 31, 2013, capital loss carryforwards of  $692,000 and the related deferred tax asset and valuation allowance of  $273,000 expired. During the year ended December 31, 2014, capital loss carryforwards of  $101,000 and the related deferred tax asset and valuation allowance of  $40,000 expired. The remaining capital loss carryforwards of  $5,000 expired in 2015, as will the respective related deferred tax assets of approximately $2,000. The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.
At December 31, 2015, the Bank had approximately $3,500,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.
Valuation allowance for deferred taxes for the years ended December 31, 2015 and 2014 is as follows:
(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2014	$(42)
Expiration of capital loss carryforwards	40
Increase in valuation allowance	(841)
Balance of December 31, 2014	$(843)
Expiration of capital loss carryforwards	2
Increase in valuation allowance	(601)
Balance of December 31, 2015	$(1,442)

As of December 31, 2014 and December 31, 2015, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.
Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of  $1,100,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2014 and 2015, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2014 and December 31, 2015; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

8.
FEDERAL HOME LOAN BANK ADVANCES

Fixed-rate borrowings from the Federal Home Loan Bank are as follows:
(Dollars in thousands)	Interest Rate	December 31, 2015	December 31, 2014
January 26, 2015	.30%	$—	$2,750
January 29, 2015	.24	—	1,000
July 27, 2016	5.07	2,000	2,000
October 3, 2016	4.30	2,000	2,000
February 27, 2017	4.397	1,000	1,000
August 1, 2017	4.2675	2,000	2,000
September 14, 2017	3.65	5,000	5,000
		$12,000	$15,750

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.
The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of December 31, 2015 and 2014, there was nothing outstanding on the credit facility.
9.
RETIREMENT PLANS

In 2005, the Bank instituted a 401(k) Plan covering substantially all of its employees. The Bank recorded expense of  $52,000 and $51,000 for the years ended December 31, 2015 and December 31, 2014, respectively. The amounts contributed to the 401(k) were included in expense for the periods reported. The Board of Directors authorizes the 3% Safe Harbor contributed annually. The Board may also authorize a discretionary profit sharing contribution, but has not done so since 2005.
10.
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
The ESOP purchased 169,280 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a fifteen (15) year loan from the Company. The outstanding loan principal balance was $1.6 million and $1.7 million at December 31, 2015 and 2014. The Bank makes annual contributions to the ESOP equal to the principal and interest due on the loan. Dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest in their ESOP allocations at the rate of 20% per year over a five-year period. However, in connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.
The ESOP compensation expense for the years ended December 31, 2015 and 2014 was $136,000 and $10,000. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service.

The ESOP shares were as follows as of December 31, 2015 and 2014:
(Dollars in thousands, except per share amount)	December 31, 2015	December 31, 2014
Shares released and allocated	12,225	940
Unearned shares	157,055	168,340
	169,280	169,280
Fair value of unearned shares	$2,117	$1,776

11.
RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2015 and 2014:
(Dollars in thousands)	12 Months Ended December 31, 2015	12 Months Ended December 31, 2014
Balance at beginning of period	$955	$1,063
Additions	—	137
Repayments	(32)	(31)
Transfers	—	(214)
Balance at end of period	$923	$955

12.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2015 and 2014 that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2015, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the December 31, 2015 and 2014 financial statements and the current capital requirements:
	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$25,897	36.11%	$5,737	≥8.0%
Tier I capital (to risk-weighted assets)	24,993	34.85	4,303	≥6.0
Tier I capital (to adjusted total assets)	24,993	17.94	5,573	≥4.0
Common equity tier 1 capital (to risk weighted assets)	24,993	34.85	3,227	≥4.5
As of December 31, 2014:
Total risk-based capital (to risk-weighted assets)	$26,739	33.97%	$6,298	≥8.0%
Tier I capital (to risk-weighted assets)	25,746	32.70	3,149	≥4.0
Tier I capital (to adjusted total assets)	25,746	17.09	6,027	≥4.0
The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.
(Dollars in thousands)	December 31, 2015	December 31, 2014
Total Company equity capital	$34,881	$35,814
LESS: Parent Only Equity	9,899	10,053
LESS: Net unrealized (losses) gains on available-for-sale securities	(11)	15
Tier 1 Capital	$24,993	$25,746
Tier 1 Capital	$24,993	$25,746
Allowance for loan and lease losses includible in Tier 2 capital	904	993
Total risk-based capital	$25,897	$26,739

13.
OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the years ended December 31, 2015 and 2014.
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(42)	$16	$(26)
Other Comprehensive Loss	$(42)	$16	$(26)
Year Ended December 31, 2014
Net unrealized gain on securities available-for-sale	$13	$(5)	$8
Other Comprehensive Gain	$13	$(5)	$8

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the years ended December 31, 2015 and 2014.
	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Year Ended December 31, 2015
Balance at Beginning of Year	$15	$15
Other comprehensive loss	(26)	(26)
Balance at End of Period	$(11)	$(11)

	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Year Ended December 31, 2014
Balance at Beginning of Year	$7	$7
Other comprehensive gain	8	8
Balance at End of Period	$15	$15

The following table presents the amount reclassified out of accumulated other comprehensive income:
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
(Dollars in thousands)	December 31, 2015	December 31, 2014
Redemption of Investment Securities Available-for-sale	$(2)	$—	Realized gain on redemption of investment securities
	1	—	Provision for Income Tax
	$(1)	$—	Net of Tax
Total Reclassifications for the Period	$(1)	$—	Net of Tax

14.
EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2015 and 2014 are as follows:
	December 31, 2015
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,034)	1,952,855	$(0.53)
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$(1,034)	1,952,855	$(0.53)

	December 31, 2014
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,177)	1,947,190	$(0.60)
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$(1,177)	1,947,190	$(0.60)

There were no anti-dilutive shares excluded from the December 31, 2015 and 2014 diluted earnings per share calculation.
15.
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
16.
COMMITMENTS

At December 31, 2015 and 2014, the Bank had outstanding commitments of  $634,000 and $0 to originate mortgage loans and $0 and $25,000 to originate home equity lines of credit loans, respectively. The rate on the home equity line of credit was 2.75% at December 31, 2014.
17.
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
Loans.   The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2015 and December 31, 2014, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:
	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
FHLMC AFS	$1,964	$—	$1,964	$—	$—	$—
FFCB AFS	4,980	—	4,980	—	—	—
Mortgage-backed securities:
FHLMC AFS	703	—	703	—	—	—
FNMA AFS	123	—	123	—	—	—
GNMA AFS	710	—	710	—	—	—
Total assets measured at fair value on a recurring basis	$8,480	$—	$8,480	$—	$—	$—

	Fair Value Measurements at December 31, 2014 Using:
Description (Dollars in thousands)	Fair Value December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Mortgage-backed securities:
FHLMC AFS	$249	$—	$249	$—	$—	$—
FNMA AFS	164	—	164	—	—
GNMA AFS	89	—	89	—	—	—
Total assets measured at fair value on a recurring basis	$502	$—	$502	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:
	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,143	$—	$2,199	$944	$—	$—
Commercial	1,299	—	1,299	—	—	—
Land	1,971	—	1,971	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	(158)
Total assets measured at fair value on a non-recurring basis	$6,413	$—	$5,469	$944	$—	$(158)

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.
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
In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at December 31, 2015 and 2014 are as follows:
(Dollars in thousands)	Carrying Value December 31, 2015	Fair Value December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,924	$2,924	$—	$2,924	$—
Other interest bearing deposits in other banks	19,107	19,128	—	19,128	—
Investment securities	17,625	17,775	—	17,775	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	93,125	90,004	—	5,469	84,535
Bank owned life insurance	896	896	—	896	—
Accrued interest receivable	324	324	—	324	—
LIABILITIES
Deposits	$92,692	$89,354	$—	$—	$89,354
FHLB advances	12,000	12,400	—	—	12,400

(Dollars in thousands)	Carrying Value December 31, 2014	Fair Value December 31, 2014	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$15,190	$15,190	$—	$15,190	$—
Other interest bearing deposits in other banks	10,445	10,445	—	10,445	—
Investment securities	14,641	14,901	—	14,901	—
Federal Home Loan Bank stock	929	929	—	929	—
Loans, net	101,936	98,301	—	8.987	89,314
Bank owned life insurance	847	847	—	847	—
Accrued interest receivable	337	337	—	337	—
LIABILITIES
Deposits	$98,473	$97,673	$—	$—	$97,673
FHLB advances	15,750	16,246	—	—	16,246
The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2015 and 2014:
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
In August 2014, FASB issues ASU-2014-14, “Receivables — Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure”. The guidance requires that a government-guaranteed mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: the loan has a government guarantee that is not separable from the loan before foreclosure; at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments of ASU-2014-14 were effective for Madison Bank of Maryland on January 1, 2015 and were applied using a prospective transition method as described in ASU-2014-14. The application of ASU 201-14 did not have an impact on the Company’s financial position or results of operation.
In January 2016, FASB issues ASU 2016-1, “No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.
In February 2016, FASB issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the consolidated financial statements.
18.
PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for MB Bancorp, Inc. for the years ended December 31, 2015 and 2014.
CONDENSED BALANCE SHEET
ASSETS
(Dollars in thousands)	As of December 31, 2015	As of December 31, 2014
ASSETS:
Cash and due from banks	$2,446	$8,398
Other interest-bearing deposits in other banks	5,967	—
Loans receivable – ESOP	1,571	1,683
Investment in bank subsidiary	24,922	25,761
Other assets	2	17
TOTAL ASSETS	$34,908	$35,859
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other liabilities	$27	$45
Total liabilities	27	45
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding 2,116,000 shares at December 31, 2015 and 2014	21	21
Additional paid-in capital	20,158	20,144
Retained earnings – substantially restricted	16,284	17,318
Accumulated other comprehensive (loss) income	(11)	15
Employee stock ownership plan	(1,571)	(1,684)
Total stockholders’ equity	34,881	35,814
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,908	$35,859

CONDENSED STATEMENT OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands)	2015	2014
INCOME:
Interest on ESOP loan	$55	$1
Interest and dividends on investment securities	49	—
Total income	104	1
EXPENSE:
Interest on stock purchase refund	—	2
Salaries and employee benefits	7	—
Legal and professional expenses	116	—
Advertising and marketing related expenses	1	—
Other expenses	134	28
Total expenses	258	30
(LOSS) INCOME BEFORE EQUITY IN INCOME OF BANK SUBSIDIARY	(154)	(29)
Equity in net (loss) income of bank subsidiary	(880)	68
NET (LOSS) INCOME	$(1,034)	$39

CONDENSED STATEMENT OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,034)	$39
Adjustment to reconcile net loss to net cash provided by operating activities:
Equity in undistributed net (loss) income	880	(68)
Increase (decrease) in accrued interest and other assets	74	(17)
(Decrease) increase in accounts payable and other liabilities	(18)	45
Net cash used in operating activities	(98)	(1)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in other interest bearing deposits in other banks	(5,967)	—
Net decrease in loan-ESOP	113	9
Investment in bank subsidiary	—	(10,082)
Net cash used in investing activities	(5,854)	(10,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	20,165
Purchase of Employee Stock Ownership Plan	—	(1,693)
Net cash provided by financing activities	—	18,472
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,952)	8,398
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	8,398	—
CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,446	$8,398
Supplemental cash flow information:
Interest paid	$—	$2
Income taxes paid	$—	$—