Form 10-Q
period 2016-03-31
MB Bancorp Inc
filed 2016-05-13
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 13, 2016, there were 1,926,800 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
(Dollars in thousands)	2016	2015
	(unaudited)
Assets:
Cash and due from banks	$2,508	$2,924
Interest bearing deposits in other banks	2,330	797
Total cash and cash equivalents	4,838	3,721

Other interest-bearing deposits in other banks	14,583	18,310
Investment securities available-for-sale – at fair value	3,543	8,480
Investment securities held to maturity – amortized cost	21,289	9,145

Loans, net of unearned fees	94,008	94,686
Less allowance for loan losses	(1,306)	(1,561)
Loans, net	92,702	93,125

Real estate ground rents	833	831
Less allowance for credit losses	(139)	(136)
Ground rents, net	694	695

Federal Home Loan Bank stock, at cost	673	688
Property and equipment – net	3,776	3,793
Deferred income taxes	629	793
Bank-owned life insurance	908	896
Accrued interest receivable and other assets	610	543
TOTAL ASSETS	$144,245	$140,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$96,758	$92,692
Federal Home Loan Bank advances	12,000	12,000
Deferred compensation liability	159	246
Accounts payable and other liabilities	360	370
Total liabilities	109,277	105,308

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding, 2,116,000 shares at March 31, 2016 and December 31, 2015	21	21
Additional paid-in capital	20,162	20,158
Retained earnings - substantially restricted	16,285	16,284
Accumulated other comprehensive income (loss)	42	(11)
Unearned ESOP shares	(1,542)	(1,571)
Total stockholders' equity	34,968	34,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$144,245	$140,189

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2016	2015
(Dollars in thousands, except per share amount)	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$947	$1,062
Interest on federal funds sold and other investments	38	40
Interest and dividends on investment securities	168	117
Total interest income	1,153	1,219

INTEREST EXPENSE:
Interest on deposits	187	184
Interest on short-term borrowings	—	2
Interest on long-term borrowings	126	125
Total interest expense	313	311

NET INTEREST INCOME	840	908

(REVERSAL) PROVISION FOR LOAN LOSSES	(255)	6

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	1,095	902

NON-INTEREST INCOME:
Service charges on deposit accounts	3	2
Fees and charges on loans	8	12
Increase in cash surrender value of life insurance	12	13
Gain on sale of other real estate owned	2	5
Gain on investment securities	25	—
Ground rent fees	13	9
Other income	5	5
Total non-interest income	68	46

NON-INTEREST EXPENSE:
Salaries and employee benefits	593	609
Occupancy expenses	117	126
Furniture and equipment expenses	12	12
Legal and professional expenses	66	83
Data processing and other outside services	67	63
FDIC insurance premiums	22	26
Advertising and marketing related expenses	8	21
Provision for loss on other real estate owned	—	51
Reversal for loss on ground rents	(2)	(7)
Other expenses	151	149
Total non-interest expenses	1,034	1,133

INCOME (LOSS) BEFORE INCOME TAXES	129	(185)

INCOME TAX EXPENSE	128	19

NET INCOME (LOSS)	$1	$(204)

Basic earnings (loss) per share	$.00	$(.10)
Diluted earnings (loss) per share	$.00	$(.10)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
(Dollars in thousands)	(unaudited)

NET INCOME (LOSS)	$1	$(204)
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains arising during the period	112	—
Reclassification of gain included in net income	(25)	—
Unrealized gains arising during the period	87	—
Income taxes on unrealized gains arising during the period	(34)	—
	53	—

COMPREHENSIVE INCOME (LOSS)	$54	$(204)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2016 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814
Net loss	—	—	(204)	—	—	(204)
Stock-based compensation	—	1	—	29	—	30
BALANCES AT MARCH 31, 2015	$21	$20,145	$17,114	$(1,655)	$15	$35,640
BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net Income	—	—	1	—	—	1
Net unrealized gain on available- for sale securities, net of taxes of ($34)	—	—	—	—	53	53
Stock-based compensation	—	4	—	29	—	33
BALANCES AT MARCH 31, 2016	$21	$20,162	$16,285	$(1,542)	$42	$34,968

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,	March 31,
	2016	2015
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1	$(204)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	34	35
Increase in cash surrender value of life insurance	(12)	(13)
Net amortization/accretion of premiums and discounts	(2)	(3)
(Reversal) provision for loan losses	(255)	6
Reversal for ground rent losses	(2)	(7)
Decrease in deferred income taxes	131	20
Provision for loss on other real estate owned	—	51
Non-cash compensation under stock-based benefit plan	33	30
Gain on sale of other real estate owned	(2)	(5)
Increase in accrued interest and other assets	(67)	(21)
Gain on redemption of investment securities	(25)	—
Decrease in deferred compensation liability	(87)	(101)
(Decrease) increase in accounts payable and other liabilities	(7)	46
Net cash used in operating activities	(260)	(166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	3,727	(11,205)
Proceeds from calls/repayments of available-for-sale investments	5,047	29
Purchase of held-to-maturity investments	(14,347)	—
Proceeds from maturity/repayments of held-to-maturity investments	2,207	1,305
Net decrease in loans	676	2,163
Proceeds from sale of ground rents	3	3
Purchase of property, plant and equipment	(17)	(18)
Redemption of Federal Home Loan Bank stock	15	124
Net cash used in investing activities	(2,689)	(7,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$4,066	$(1,135)
Federal Home Loan Bank advances	1,000	3,750
Federal Home Loan Bank repayments	(1,000)	(4,750)
Net cash provided by (used in) financing activities	4,066	(2,135)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,117	(9,900)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,721	15,190
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,838	$5,290

Supplemental cash flow information:
Interest paid	$313	$305
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$41

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

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

On August 26, 2014, the Bank’s Board of Directors approved a plan (the “Plan”) to convert from a federally-chartered mutual savings bank to a federally-chartered stock savings bank form of organization, which was subsequently approved by the Bank’s members. The Plan included the formation of MB Bancorp, Inc (the “Company”) to own all of the outstanding capital stock of the Bank. On December 29, 2014, the Bank completed its mutual-to-stock conversion. On that date, the Bank became the wholly owned subsidiary of the Company and the Company sold 2,116,000 shares of its common stock for gross offering proceeds of $21,160,000.

The cost of conversion and issuing and selling the capital stock of approximately $995,000 was deducted from the proceeds of the offering. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any liquidation may be made with respect to the Company’s common stock. The conversion was accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2016.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2016.

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

Recognition of Deferred Tax Valuation Allowance

As of December 31, 2015, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

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

In January 2016, FASB issues ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities:
FFCB bonds.	$1,998	$25	$—	$2,023
Total U.S. Government securities. .	1,998	25	—	2,023

Mortgage-backed securities:
FHLMC certificates	675	18	—	693
FNMA certificates	108	6	—	114
GNMA certificates	694	19	—	713
Total mortgage-backed securities	1,477	43	—	1,520
Total investments available-for-sale	$3,475	$68	$—	$3,543

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities:
FHLMC bonds	$1,983	$—	$(19)	$1,964
FFCB bonds	4,991	3	(14)	4,980
Total U.S. Government securities	6,974	3	(33)	6,944

Mortgage-backed securities:
FHLMC certificates	700	7	(4)	703
FNMA certificates	117	6	—	123
GNMA certificates	708	2	—	710
Total mortgage-backed securities	1,525	15	(4)	1,536
Total investments available-for-sale	$8,499	$18	$(37)	$8,480

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	March 31, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLB bonds	$2,500	$1	$(1)	$2,500
FNMA bonds	1,000	18	—	1,018
FFCB bonds	13,847	13	—	13,860
Total U.S. Government securities	17,347	32	(1)	17,378

Mortgage-backed securities:
FHLMC certificates	1,068	76	—	1,144
FNMA certificates	2,498	160	—	2,658
GNMA certificates	376	35	—	411
Total mortgage backed securities	3,942	271	—	4,213
Total investments held-to-maturity	$21,289	$303	$(1)	$21,591

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:
FHLMC bonds	$998	$—	$(21)	$977
FNMA bonds	1,000	—	(10)	990
FFCB bonds	3,000	—	(57)	2,943
Total U.S. Government securities	4,998	—	(88)	4,910

Mortgage-backed securities:
FHLMC certificates	1,156	78	—	1,234
FNMA certificates	2,591	125	—	2,716
GNMA certificates	400	35	—	435
Total mortgage backed securities	4,147	238	—	4,385
Total investments held-to-maturity	$9,145	$238	$(88)	$9,295

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2016 (unaudited) and December 31, 2015 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At March 31, 2016 (unaudited) and December 31, 2015, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	March 31, 2016 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$—	$—	$—	$—
U.S. Government securities	—	—	1,500	(1)	1,500	(1)
Total temporarily impaired securities	$—	$—	$1,500	$(1)	$1,500	$(1)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,117	$(4)	$1,117	$(4)
U.S. Government securities	—	—	10,852	(121)	10,852	(121)
Total temporarily impaired securities	$—	$—	$11,969	$(125)	$11,969	$(125)

The scheduled maturities of debt securities at March 31, 2016 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	10,148	10,194
Due after ten years	9,197	9,207
Mortgage-backed securities	5,419	5,733
Total	$24,764	$25,134

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$76,060	$76,632
Multi-family	2,085	2,100
Total	78,145	78,732
Non-residential	7,930	8,290
Construction and land loans	5,138	4,835
Home equity line of credit (“HELOC”)	3,700	3,695
Consumer and other loans:
Loans to depositors, secured by savings	25	27
	94,938	95,579
Add:
Net (discount) premium on purchased loans	(9)	(9)
Unamortized net deferred costs	22	26
Less:
Undisbursed portion of construction loans	(895)	(871)
Unearned net loan origination fees	(48)	(39)
Less allowance for loan losses	(1,306)	(1,561)
Loans receivable, net	$92,702	$93,125

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

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	4	2	(11)	(250)	(255)
Ending balance	$964	$196	$146	$—	$1,306
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$41	$—	$—	—	$41
Ending balance: collectively evaluated for impairment	$923	$196	$146	$—	$1,265
Loans:
Ending balance: individually evaluated for impairment	$3,036	$1,275	$1,953	$—	$6,264
Ending balance: collectively evaluated for impairment	$78,834	$6,655	$3,185	$—	$88,674

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(16)	—	—	—	(16)
Recoveries	2	—	—	—	2
Provisions	6	—	—	—	6
Ending balance	$1,220	$79	$174	$250	$1,723
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$51	$—	$—	—	$51
Ending balance: collectively evaluated for impairment	$1,169	$79	$174	$250	$1,672
Loans:
Ending balance: individually evaluated for impairment	$5,387	$1,963	$2,221	—	$9,571
Ending balance: collectively evaluated for impairment	$82,801	$7,398	$2,683	—	$92,882

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(22)	(247)	(106)	—	(375)
Recoveries	29	5	170	—	204
Provisions	(275)	357	(81)	—	1
Ending balance	$960	$194	$157	$250	$1,561
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$46	$—	$—	—	$46
Ending balance: collectively evaluated for impairment	$914	$194	$157	$250	$1,561
Loans:
Ending balance: individually evaluated for impairment	$3,189	$1,299	$1,971	—	$6,459
Ending balance: collectively evaluated for impairment	$79,265	$6,991	$2,864	—	$89,120

Credit risk profile by internally assigned classification as of March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$78,916	$6,655	$3,185	$88,756
Special mention	1,635	165	92	1,892
Substandard	1,319	1,110	1,861	4,290
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$81,870	$7,930	$5,138	$94,938

Credit risk profile by internally assigned classification as of December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,697	$7,156	$2,863	$89,716
Special mention	1,481	—	94	1,575
Substandard	1,276	1,134	1,878	4,288
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,454	$8,290	$4,835	$95,579

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the three months ended March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,219	$1,275	$1,953	$5,447
Unpaid principal balance	2,548	1,552	3,031	7,131
Average recorded investment, for the three months ended March 31, 2016	2,320	1,382	2,006	5,708
Interest income recognized	32	9	25	66
Interest income foregone	7	3	2	12
With an allowance recorded:
Recorded investment	817	—	—	817
Unpaid principal balance	817	—	—	817
Related allowance	41	—	—	41
Average recorded investment, for the three months ended March 31, 2016	696	—	—	696
Interest income recognized	6	—	—	6
Interest income foregone	—	—	—	—
Total
Recorded investment	3,036	1,275	1,953	6,264
Unpaid principal balance	3,365	1,552	3,031	7,948
Related allowance	41	—	—	41
Average recorded investment, for the three months ended March 31, 2016	3,016	1,382	2,006	6,404
Interest income recognized	38	9	25	72
Interest income foregone	7	3	2	12

Impaired loans as of and for the three months ended March 31, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$4,322	$1,963	$2,221	$8,506
Unpaid principal balance	5,127	2,007	3,241	10,375
Average recorded investment, for the three months ended March 31, 2015	4,357	1,966	2,227	8,550
Interest income recognized	57	11	28	96
Interest income foregone	20	13	3	36
With an allowance recorded:
Recorded investment	1,065	—	—	1,065
Unpaid principal balance	1,065	—	—	1,065
Related allowance	51	—	—	51
Average recorded investment, for the three months ended March 31, 2015	1,067	—	—	1,067
Interest income recognized	8	—	—	8
Interest income foregone	—	—	—	—
Total
Recorded investment	5,387	1,963	2,221	9,571
Unpaid principal balance	6,192	2,007	3,241	11,440
Related allowance	51	—	—	51
Average recorded investment, for the three months ended March 31, 2015	5,424	1,966	2,227	9,617
Interest income recognized	65	11	28	104
Interest income foregone	20	13	3	36

Impaired loans as of and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,199	$1,299	$1,971	$5,469
Unpaid principal balance	2,528	1,570	3,048	7,146
Average recorded investment, for the twelve months ended December 31, 2015	3,321	1,766	2,176	7,263
Interest income recognized	270	44	104	418
Interest income foregone	39	28	7	74
With an allowance recorded:
Recorded investment	990	—	—	990
Unpaid principal balance	990	—	—	990
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	880	—	—	880
Interest income recognized	33	—	—	33
Interest income foregone	—	—	—	—
Total
Recorded investment	3,189	1,299	1,971	6,459
Unpaid principal balance	3,518	1,570	3,048	8,136
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	4,201	1,766	2,176	8,143
Interest income recognized	303	44	104	451
Interest income foregone	39	28	7	74

An aged analysis of past due loans as of March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$80,260	$7,825	$5,100	$93,185
30 – 59 days past due	1,044	—	—	1,044
60 – 89 days past due	229	—	38	267
Greater than 90 day past due and still accruing	56	—	—	56
Greater than 90 days past due	281	105	—	386
Total past due	1,610	105	38	1,753
Total	$81,870	$7,930	$5,138	$94,938

An aged analysis of past due loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$81,278	$8,187	$4,796	$94,261
30 – 59 days past due	910	—	39	949
60 – 89 days past due	6	—	—	6
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	260	103	—	363
Total past due	1,176	103	39	1,318
Total	$82,454	$8,290	$4,835	$95,579

Non-performing loans as of March 31, 2016 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$425	$1,078	$38	$1,541
Other non-accrual loans	292	—	—	292
Total non-accrual loans	717	1,078	38	1,833
Accruing troubled debt restructured loans	1,518	197	1,823	3,538
Total	$2,235	$1,275	$1,861	$5,371

Non-performing loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$430	$1,097	$39	$1,566
Other non-accrual loans	294	—	—	294
Total non-accrual loans	724	1,097	39	1,860
Accruing troubled debt restructured loans	1,657	202	1,838	3,697
Total	$2,381	$1,299	$1,877	$5,557

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

There were no troubled debt restructurings during the three months ended March 31, 2016 (unaudited).

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

There were no troubled debt restructures that subsequently defaulted during the 3 months ended March 31, 2016 (unaudited) and for the 3 months ended March 31, 2015.

Loans serviced by the Bank for the benefit of others totaled $430,000 and $434,000 at March 31, 2016 (audited) and December 31, 2015, respectively.

There were no consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2016 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at March 31, 2016 (unaudited) and December 31, 2015 was zero.

The activity in residential other real estate owned is as follows:

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$379
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	(41)
Sales	—	(180)
Provisions	—	(158)
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,260	$1,758
NOW and Money market	20,418	20,591
Savings	14,570	14,721
Certificates of deposit	60,510	55,622
Total deposits	$96,758	$92,692

The aggregate amount of time deposits in denominations of $250,000 or more as of March 31, 2016 (unaudited) and December 31, 2015 was $1,832,000 and $1,575,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At March 31, 2016 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)
2016	$22,883
2017	13,620
2018	7,621
2019	5,913
2020	6,126
2021	4,347
Total	$60,510

Executive officers’ and directors’ deposits were $632,000 and $609,000 at March 31, 2016 (unaudited) and December 31, 2015, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$10	$5
Allowance for credit losses	515	616
Deferred compensation	63	97
Allowance for ground rents	55	54
Allowance for delinquent mortgage interest	150	149
Contribution carryforward	2	2
Net operating loss carryforward	1,531	1,442
Unrealized loss on available-for-sale securities	—	7
Total deferred tax assets	2,326	2,372
Valuation allowance	(1,531)	(1,442)
Deferred tax assets after valuation allowance	795	930
Deferred tax liabilities:
Depreciation	128	128
ESOP	12	9
Unrealized gain on available-for-sale securities	26	—
Total deferred tax liabilities	166	137
Net deferred tax assets	$629	$793

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	March 31, 2016	March 31, 2015
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(3)	$(1)
Deferred tax	131	20
Total	$128	$19

During 2008, 2009, and 2010, the Bank sold mutual fund investments that resulted in cumulative capital losses of $799,000. Since management determined that it was unlikely that the Bank would be able to fully utilize the corresponding deferred tax asset of $315,000 before expiration of the carryforward period, a valuation allowance was established for 100% of the corresponding deferred tax asset. During the year ended December 31, 2013, capital loss carryforwards of $692,000 and the related deferred tax asset and valuation allowance of $273,000 expired. During the year ended December 31, 2014, capital loss carryforwards of $101,000 and the related deferred tax asset and valuation allowance of $40,000 expired. The remaining capital loss carryforwards of $5,000 expired in 2015, as did the respective related deferred tax assets of approximately $2,000. The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.

At March 31, 2016, the Bank had approximately $3,700,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the three months ended March 31, 2016 (unaudited) and the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2015	$(843)
Expiration of capital loss carryforwards	2
Increase in valuation allowance	(601)
Balance of December 31, 2015	$(1,442)
Increase in valuation allowance	(89)
Balance of March 31, 2016	$(1,531)

As of December 31, 2015 and March 31, 2016, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $629,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2015 and 2016, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2015 and March 31, 2016; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of March 31, 2016 and December 31, 2015 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the March 31, 2016 (unaudited) and December 31, 2015 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of March 31, 2016:
Total risk-based capital (to risk-weighted assets)	$25,947	36.79%	$6,083	≥8.625%
Tier I capital (to risk-weighted assets)	25,061	35.53	4,672	≥6.625
Tier I capital (to adjusted total assets)	25,061	18.28	6,341	≥4.625
Common equity tier 1 capital (to risk weighted assets)	25,061	35.53	3,615	≥5.125

As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$25,897	36.11%	$5,737	≥8.0%
Tier I capital (to risk-weighted assets)	24,993	34.85	4,303	≥6.0
Tier I capital (to adjusted total assets)	24,993	17.94	5,573	≥4.0
Common equity tier 1 capital (to risk weighted assets)	24,993	34.85	3,227	≥4.5

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Total Company equity capital	$34,968	$34,881
LESS: Parent Only Equity	9,865	9,899
LESS: Net unrealized (losses) gains on available-for-sale securities	42	(11)
Tier 1 Capital	$25,061	$24,993
Tier 1 Capital	$25,061	$24,993
Allowance for loan and lease losses includible in Tier 2 capital	886	904
Total risk-based capital	$25,947	$25,897

9.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the three months ended March 31, 2016 and 2015 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2016 (unaudited)
Net unrealized gain on securities available-for-sale	$87	$(34)	$53
Other Comprehensive Gain	$87	$(34)	$53
Three Months Ended March 31, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$—	$—	$—
Other Comprehensive Loss	$—	$—	$—

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016 and 2015 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	53	53
Balance at End of Period	$42	$42

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other comprehensive gain	—	—
Balance at End of Period	$15	$15

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	March 31, 2016	March 31, 2015
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(25)	$—	Realized gain on redemption of investment securities

	9	—	Provision for Income Tax
	$(16)	$—	Net of Tax

Total Reclassifications for the Period	$(16)	$—	Net of Tax

10. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$1	1,959,885	$0.00

Diluted EPS
Effect of dilutive shares	—	—	—

Net income available to shareholders	$1	1,959,885	$0.00

	Three Months Ended March 31, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(204)	1,948,600	$(0.10)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(204)	1,948,600	$(0.10)

There were no anti-dilutive shares excluded from the March 31, 2016 and 2015 diluted earnings per share calculation.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At March 31, 2016 and December 31, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at March 31, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
FFCB AFS	$2,023	$—	$2,023	$—	$—	$—
Mortgage-backed securities:
FHLMC AFS	693	—	693	—	—	—
FNMA AFS	114	—	114	—	—	—
GNMA AFS	713	—	713	—	—	—
Total assets measured at fair value on a recurring basis	$3,543	$—	$3,543	$—	$—	$—

	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
FHLMC AFS	$1,964	$—	$1,964	$—	$—	$—
FFCB AFS	4,980	—	4,980	—	—	—
Mortgage-backed securities:
FHLMC AFS	703	—	703	—	—	—
FNMA AFS	123	—	123	—	—	—
GNMA AFS	710	—	710	—	—	—
Total assets measured at fair value on a recurring basis	$8,480	$—	$8,480	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at March 31, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,995	$—	$2,219	$776	$—	$—
Commercial	1,275	—	1,275	—	—	—
Land	1,953	—	1,953	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$6,223	$—	$5,447	$776	$—	$—

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at March 31, 2016 (unaudited) and December 31, 2015 are as follows:

	Carrying Value March 31, 2016	Fair Value March 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,508	$2,508	$—	$2,508	$—
Other interest bearing deposits in other banks	16,913	16,913	—	16913	—
Investment securities	24,832	22,017	—	22,017	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans, net	92,702	91,555	—	5,447	86,108
Bank owned life insurance	908	908	—	908	—
Accrued interest receivable	398	398	—	398	—

LIABILITIES
Deposits	$95,502	$93,095	$—	$—	$93,095
FHLB advances	12,000	11,731	—	—	11,731

(Dollars in thousands)	Carrying Value December 31, 2015	Fair Value December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,924	$2,924	$—	$2,924	$—
Other interest bearing deposits in other banks	19,107	19,128	—	19,128	—
Investment securities	17,625	17,775	—	17,775	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	93,125	90,004	—	5,469	84,535
Bank owned life insurance	896	896	—	896	—
Accrued interest receivable	324	324	—	324	—

LIABILITIES
Deposits	$92,692	$89,354	$—	$—	$89,354
FHLB advances	12,000	12,400	—	—	12,400

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2016 (unaudited) and December 31, 2015:

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

12. SUBSEQUENT EVENTS

On March 30, 2016, MB Bancorp, Inc. (the “Company”), the holding company for Madison Bank of Maryland, issued a press release announcing that the Board of Directors had approved a stock repurchase program authorizing the Company to repurchase shares of common stock equaling up to 10% of the Company’s outstanding shares. As of May 13, 2016, MB Bancorp, Inc. has repurchased approximately 189,200 shares.

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2016, we had total assets of $144.2 million, total deposits of $96.8 million and total equity of $35.0 million.

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

Balance Sheet Analysis

Assets.    At March 31, 2016, our assets totaled $144.2 million, an increase of $4.0 million, or 2.9%, from total assets of $140.2 million at December 31, 2015. The increase in assets for the three months ended March 31, 2016 was due mainly to, a $12.2 million, or 132.8%, increase in investment securities held to maturity and a $1.1 million, or 30.0% increase in cash and cash equivalents, partially offset by, a $5.0 million, or 58.2% decrease investment securities available for sale and a $3.7 million, or 20.4% decrease in other interest-bearing deposits in other banks.

Loans.   At March 31, 2016, residential mortgage loans totaled $78.1 million, or 82.4% of the total loan portfolio compared to $78.7 million, or 82.3% of the total loan portfolio at December 31, 2015. Residential mortgage loans decreased by $587,000, or 0.8%, during the three months ended March 31, 2016 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $7.9 million, or 8.4% of total loans at March 31, 2016, compared to $8.3 million, or 8.7% of total loans, at December 31, 2015.

Construction and land loans totaled $5.1 million, and represented 5.4% of total loans, at March 31, 2016, compared to $4.8 million, or 5.0% of total loans, at December 31, 2015. At March 31, 2016, we had $1.7 million of construction loans, amounting to 34.4% of our construction and land loan portfolio, and $3.4 million of land loans, amounting to 65.6% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.7 million, and represented 3.9% of total loans, at March 31, 2016 and December 31, 2015.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $25,000 at March 31, 2016, representing less than .03% of the loan portfolio.

Securities.    At March 31, 2016, our securities held-to-maturity increased by $12.2 million, or 132.8%, from $9.1 million at December 31, 2015 to $21.3 million at March 31, 2016. The increase is due to the purchase of $10.9 million in Federal Farm Credit Bureau bonds and $2.5 million in Federal Home Loan Bank Bonds. Securities held-to-maturity at March 31, 2016 consisted of bonds issued by Federal Home Loan Bank, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At March 31, 2016, our securities available-for-sale at fair value decreased by $5.0 million, or 58.2%, from $8.5 million at December 31, 2015 to $3.5 million at March 31, 2016. Securities available-for-sale at March 31, 2016 consisted of bonds issued by Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At March 31, 2016, we also held a $673,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At March 31, 2016, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents.    Ground rents, net amounted to $694,000 at March 31, 2016 compared to $695,000 at December 31, 2015.

Deposits.    Total deposits increased by $4.1 million, or 4.4%, to $96.8 million at March 31, 2016 from $92.7 million at December 31, 2015. Balances in non-interest-bearing deposits decreased by $498,000, or 28.3%, from $1.8 million at December 31, 2015 to $1.3 million at March 31, 2016. Interest-bearing deposits increased by $4.6 million, or 5.0%, to $95.5 million at March 31, 2016 compared to $90.9 million at December 31, 2015. The increase was due mainly to the increase in Qwickrate Certificate deposits, which were used to fund investment securities and loan originations.

Borrowings.    Borrowings from the Federal Home Loan Bank of Atlanta totaled, $12.0 million at March 31, 2016 and December 31, 2015.

Stockholders’ Equity.    Equity increased by $87,000, or 0.2%, to $35.0 million at March 31, 2016 from $34.9 million at December 31, 2015 primarily as the result of an increase in accumulated other comprehensive income for the three months ended March 31, 2016.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Overview.    We had net income of $1,000 for the three months ended March 31, 2016, as compared to net loss of $204,000 for the three months ended March 31, 2015. The net income for the three months ended March 31, 2016 was primarily due to the reversal of the unallocated loan loss reserve, offset by an increase in income tax expense and a decrease in net interest income

Net Interest Income.   Net interest income decreased by $68,000, or 7.5%, for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The decrease in net interest income was primarily attributable to a decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $8.6 million or 8.4% decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the three months ended March 31, 2016) and a $5.8 million or 24.1% decrease in the average balance of interest bearing deposits in other banks, partially offset by a $7.2 million increase in the average balance of investment securities available-for-sale.

Interest on loans receivable, net of unearned fees decreased by $115,000, or 10.8%, for the three months ended March 31, 2016 as compared to the comparable period in 2015, due to a $8.6 million decrease in the average balance and an 11 basis point decrease in the average yield from 4.14% at December 31, 2015 to 4.03% at March 31, 2016.

Interest on investment securities available-for-sale increased by $52,000 for the three months ended March 31, 2016 as compared to the comparable period in 2015. There was a 36 basis point decrease in the average yield on investment securities available-for-sale and a $7.2 million increase in the average balance of investment securities available-for-sale.

Interest on certificates of deposit increased by $3,000, or 1.8%, during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to a 8 basis point increase in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $1,000, or 0.8%, during the three months ended March 31, 2016, due to a $3.4 million, or 21.7%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 86 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing our cost of funds.

At March 31, 2016, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, which mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Had we paid such advances in full at March 31, 2016, we would have incurred prepayment penalties totaling approximately $390,000. To date we have elected not to prepay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

The interest rate spread decreased due to the average balance of the higher yielding loan portfolio decreasing, along with the increasing of investment securities at a lower yield.

Average Balances and Yields.    The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2016 and 2015, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2016 (unaudited)			2015 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$18,130	$38	.84%	$23,897	$40	.67%
Loans receivable, net of unearned fees	94,047	947	4.03	102,696	1,062	4.14
Investment securities available-for-sale – amortized cost	7,687	56	2.91	488	4	3.27
Investment securities held-to-maturity	13,507	104	3.08	13,198	103	3.13
Other interest-earning assets	687	8	4.66	912	10	4.35
Total interest-earning assets	134,058	1,153	3.44	141,191	1,219	3.45
Cash and due from banks	2,920			2,983
Allowance for credit losses	(1,556)			(1,732)
Other non-interest-earning assets	6,716			7,502
Total assets	142,138			149,944

Interest-bearing liabilities:
Certificates of deposit	57,875	171	1.18	61,238	168	1.10
NOW and money market	20,349	12	.24	22,977	12	.20
Savings	14,608	4	.11	14,945	4	.10
Federal Home Loan Bank advances	12,319	126	4.09	15,728	127	3.23
Total interest-bearing liabilities	105,151	313	1.19	114,888	311	1.08
Non-interest-bearing demand deposits	1,572			907
Other non-interest-bearing liabilities	508			530
Total liabilities	107,231			116,325
Total equity	34,907			33,619
Total liabilities and equity	$142,138			$149,944
Net interest income		$840			$908
Interest rate spread			2.25%			2.37%
Net interest margin			2.51%			2.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			127.49%			122.89%

Provision for Loan Losses.   We had a reversal for loan losses of $255,000 for the three months ended March 31, 2016, compared to a provision for loan losses of $6,000 for the three months ended March 31, 2015. The reversal for loan losses was due primarily to the reversal of the unallocated reserve of $250,000 established in September 2014. The 2015 reversal was due to the repayment of troubled debt restructured loans in compliance with their modified terms. At March 31, 2016, the allowance for loan losses was $1.3 million, or 1.38% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.

Non-accrual loans amounted to $1.8 million at March 31, 2016 compared to $1.9 million at December 31, 2015. The decrease in non-accrual loans of $27,000 was primarily due to payoffs. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 24.32% at March 31, 2016 compared to 28.09% at December 31, 2015. There were no net loan charge offs during the three months ended March 31, 2016, compared to net loan charge-offs of $14,000 during the three months ended March 31, 2015.

Non-interest Income.   Total non-interest income increased by $22,000, or 47.8%, from $46,000 for the three months ended March 31, 2015 to $68,000 for the three months ended March 31, 2016. The increase in total non-interest income was due to a $25,000 gain on calls of securities

Non-interest Expenses.   Total non-interest expenses decreased by $99,000, or 8.7%. We had non-interest expenses of $1.0 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015. The decrease primarily was attributable to a $51,000 decrease in provision for loss on other real estate owned, a $16,000 decrease in salaries and employee benefits, a $17,000 decrease in legal and professional fees and a $13,000 decrease in advertising and marketing related expenses.

Income Tax Expense.  We had an income tax expense of $128,000 and $19,000 during the three months ended March 31, 2016 and 2015, respectively. The deferred tax asset related to net operating losses increased for the three months ended March 31, 2016, which increased the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$717	$724
Non-residential	1,078	1,097
Construction and land	38	39
Total	1,833	1,860
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	56	—
Total	56	—
Total of non-performing loans and accruing loans 90 days or more past due	1,889	1,860
Assets acquired through foreclosure	—	—
Ground rents	139	136
Total non-performing assets	2,028	1,996
Troubled debt restructurings accruing	3,538	3,697
Troubled debt restructurings accruing and total non-performing assets	$5,566	$5,693
Total of non-performing loans and accruing loans past due 90 days or more to total loans	1.99%	1.95%
Total non-performing loans to total assets	1.27	1.33
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.41	1.42
Total non-performing loans and accruing troubled debt restructurings to total assets	3.72	3.96
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	3.86	4.06

At March 31, 2016, non-accrual loans consisted of 16 residential mortgage loans totaling $717,000, two non-residential loans totaling $1.1 million, one construction and land loan totaling $38,000 and no home equity lines of credit. The decrease in non-performing loans at March 31, 2016 as compared to December 31, 2015 is primarily the result of loan payments. We had one loan 90 days or more but still accruing at March 31, 2016 and no loans 90 days or more but still accruing at December 31, 2015.

At March 31, 2016, our largest non-performing loan relationships consisted of the following:

•	A $1.0 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at March 31, 2016 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $31,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at March 31, 2016, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At March 31, 2016 and December 31, 2015, we had $3.5 million, $3.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At March 31, 2016, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at March 31, 2016. At March 31, 2016, the borrower had a second loan with an outstanding balance of $53,000 secured by the same property. The borrower is seeking to sell the property securing these loans. In 2014 and 2015, we received updated appraisals indicating impairments of $634,000 and $5,000, respectively. Accordingly, the impairment losses were charged off.

Interest income that would have been recorded for the three months ended March 31, 2016 and 2015 had non-accrual loans been current according to their original terms, amounted to approximately $12,000 and $36,000, respectively. Interest income of $72,000 and $104,000 related to non-accrual loans was included in interest income for the three months ended March 31, 2016 and 2015, respectively.

At March 31, 2016, we had no other real estate owned.

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2016	2015
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,561	$1,731

Charge-Offs:
Residential, home equity lines of credit and consumer	—	(16)
Non-residential	—	—
Construction and land loans	—	—
Total charge-offs	—	(16)

Recoveries:
Residential, home equity lines of credit and consumer	—	2
Non-residential	—	—
Construction and land loans	—	—
Total recoveries	—	2

Net charge-offs	—	(14)
(Reversal) provision for loan losses	(255)	6
Allowance at end of period	$1,306	$1,723
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	24.32%	20.31%
Allowance for loan losses to total loans at end of period	1.38%	1.68%
Net charge-offs to average loans outstanding during the period	.00%	.01%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $4.8 million. Securities classified as available-for-sale amounting to $3.5 million at March 31, 2016, provide an additional source of liquidity. In addition, at March 31, 2016, we had the ability to borrow a total of approximately $26.9 million from the Federal Home Loan Bank of Atlanta. At March 31, 2016, we had $12 million in Federal Home Loan Bank advances outstanding. In addition, the Bank maintains a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at March 31, 2016.

At March 31, 2016, we had $915,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2016 totaled $22.8 million, or 37.8% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

On March 30, 2016, we announced a stock repurchase program, pursuant to which we may repurchase up to 211,600 shares of common stock. As of May 13, 2016, we have repurchased approximately 189,200 shares.

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

For the three months ended March 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)   Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)   Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.  Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) (File No. 000-55341). As of March 31, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	May 13, 2016	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated:	May 13, 2016	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)

