Form 10-Q
period 2016-06-30
MB Bancorp Inc
filed 2016-08-12
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of August 12, 2016, there were 1,904,400 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
	2016	2015
(Dollars in thousands)	(unaudited)
ASSETS
Assets:
Cash and due from banks	$5,079	$2,924
Interest bearing deposits in other banks	2,586	797
Total cash and cash equivalents	7,665	3,721

Other interest-bearing deposits in other banks	10,551	18,310
Investment securities available-for-sale – at fair value	2,489	8,480
Investment securities held to maturity – amortized cost	20,072	9,145

Loans, net of unearned fees	92,593	94,686
Less allowance for loan losses	(1,227)	(1,561)
Loans, net	91,366	93,125

Real estate ground rents	828	831
Less allowance for credit losses	(150)	(136)
Ground rents, net	678	695

Federal Home Loan Bank stock, at cost	673	688
Property and equipment – net	3,742	3,793
Deferred income taxes	606	793
Bank-owned life insurance	921	896
Accrued interest receivable and other assets	457	543
TOTAL ASSETS	$139,220	$140,189

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits	$94,549	$92,692
Federal Home Loan Bank advances	12,000	12,000
Deferred compensation liability	163	246
Accounts payable and other liabilities	443	370
Total liabilities	107,155	105,308

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding, 1,904,400 and 2,116,000 shares at June 30, 2016 and December 31, 2015	19	21
Additional paid-in capital	18,154	20,158
Retained earnings - substantially restricted	15,369	16,284
Accumulated other comprehensive income (loss)	37	(11)
Unearned ESOP shares	(1,514)	(1,571)
Total stockholders' equity	32,065	34,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,220	$140,189

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2016	2015	2016	2015
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$939	$1,045	$1,886	$2,107
Interest on federal funds sold and other investments	35	48	73	88
Interest and dividends on investment securities	181	108	349	225
Total interest income	1,155	1,201	2,308	2,420

INTEREST EXPENSE:
Interest on deposits	197	180	384	364
Interest on short-term borrowings	-	1	-	3
Interest on long term borrowings	126	126	252	251
Total interest expense	323	307	636	618

NET INTEREST INCOME	832	894	1,672	1,802

PROVISION (REVERSAL) FOR LOAN LOSSES	4	(5)	(251)	1

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	828	899	1,923	1,801

NON-INTEREST INCOME:
Service charges on deposit accounts	2	4	5	6
Fees and charges on loans	8	8	16	20
Increase in cash surrender value of life insurance	13	12	25	25
Gain on sale of other real estate owned	3	2	5	7
Gain on investment securities	2	-	27	-
Ground rent fees	11	11	24	20
Other income	4	5	9	10
Total non-interest income	43	42	111	88

NON-INTEREST EXPENSE:
Salaries and employee benefits	565	609	1,158	1,218
Occupancy expenses	91	91	208	217
Furniture and equipment expenses	10	13	22	25
Legal and professional expenses	88	115	154	198
Data processing and other outside services	82	58	149	121
FDIC insurance premiums	23	27	45	53
Advertising and marketing related expenses	6	17	14	38
Provision for loss on other real estate owned	-	-	-	51
Provision (reversal) for loss on ground rents	11	3	9	(4)
Other expenses	145	153	296	302
Total non-interest expenses	1,021	1,086	2,055	2,219

LOSS BEFORE INCOME TAXES	(150)	(145)	(21)	(330)

INCOME TAX EXPENSE	22	86	150	105

NET LOSS	$(172)	$(231)	$(171)	$(435)

Basic loss per share	$(.10)	$(.12)	$(.09)	$(.22)

Diluted loss per share	$(.10)	$(.12)	$(.09)	$(.22)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)	(unaudited)		(unaudited)

NET LOSS	$(172)	$(231)	$(171)	$(435)
OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized (losses) gains arising during the period	(6)	(13)	106	(13)
Reclassification of gain included in net income	(2)	—	(27)	—
Unrealized (losses) gains arising during the period	(8)	(13)	79	(13)
Income taxes on unrealized (losses) gains arising during the period	3	5	(31)	5
	(5)	(8)	48	(8)
COMPREHENSIVE LOSS	$(177)	$(239)	$(123)	$(443)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2016 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814
Net loss	—	—	(435)	—	—	(435)
Net unrealized loss on available- for sale securities, net of taxes of $5	—	—	—	—	(8)	(8)
Stock-based compensation	—	4	—	57	—	61
BALANCES AT JUNE 30, 2015	$21	$20,148	$16,883	$(1,627)	$7	$35,432

BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(171)	—	—	(171)
Net unrealized gain on available- for sale securities, net of taxes of ($31)	—	—	—	—	48	48
Repurchase of common stock	(2)	(2,014)	(744)	—	—	(2,760)
Stock-based compensation	—	10	—	57	—	67
BALANCES AT JUNE 30, 2016	$19	$18,154	$15,369	$(1,514)	$37	$32,065

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended
	June 30,	June 30,
	2016	2015
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171)	$(435)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	68	70
Increase in cash surrender value of life insurance	(25)	(25)
Net amortization/accretion of premiums and discounts	(5)	(6)
(Reversal) provision for loan losses	(251)	1
Provision (reversal) for ground rent losses	9	(4)
Decrease in deferred income taxes	156	108
Provision for loss on other real estate owned	—	51
Non-cash compensation under stock-based benefit plan	67	61
Gain on sale of other real estate owned	(5)	(7)
Decrease in accrued interest and other assets	86	74
Gain on redemption of investment securities	(27)	—
Decrease in deferred compensation liability	(83)	(119)
Increase in accounts payable and other liabilities	78	141
Net cash used in operating activities	(103)	(90)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	7,759	(13,446)
Purchase of available-for-sale investments	—	(1,996)
Proceeds from calls/repayments of available-for-sale investments	6,095	49
Purchase of held-to-maturity investments	(25,095)	—
Proceeds from maturity/repayments of held-to-maturity investments	14,176	4,604
Net decrease in loans	2,009	5,170
Proceeds from sale of ground rents	8	6
Proceeds from sale of other real estate owned	—	154
Purchase of property, plant and equipment	(17)	(27)
Redemption of Federal Home Loan Bank stock	15	241
Net cash provided by (used in) investing activities	4,950	(5,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$1,857	$(1,663)
Federal Home Loan Bank advances	1,000	4,750
Federal Home Loan Bank repayments	(1,000)	(8,500)
Repurchase of common stock	(2,760)	—
Net cash used in financing activities	(903)	(5,413)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,944	(10,748)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,721	15,190
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,665	$4,442

Supplemental cash flow information:
Interest paid	$636	$619
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$41

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In 2002, Bohemian American Federal Savings and Loan Association, Inc., founded in 1899 in the State of Maryland, merged with Madison & Bradford Federal Savings & Loan Association, founded in 1904 in the State of Maryland, to form Madison Bohemian Savings Bank. On September 1, 2009 Madison Bohemian Savings Bank changed its name to Madison Bank of Maryland (the “Bank”). The Bank’s principal business is providing mortgage and consumer loans in Baltimore and Harford County. The Bank also provides construction and lot loans. Significant accounting policies followed by the Bank are presented below.

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

The cost of conversion and issuing and selling the capital stock of approximately $995,000 was deducted from the proceeds of the offering. At the time of conversion, the Bank established a liquidation account in an amount equal to its retained earnings as reflected in the latest balance sheet used in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their deposit accounts in the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. In the event of a complete liquidation of the Bank, eligible depositors who continue to maintain accounts in accordance with Office of the Comptroller of the Currency (“OCC”) regulations will be entitled to receive a distribution from the liquidation account before any distribution may be made with respect to the Company’s common stock. The conversion was accounted for as change in corporate form with the historic base of the Bank’s assets, liabilities and equity unchanged as a result. The Bank may not declare or pay a cash dividend if the effect thereof would cause its net worth to be reduced below either the amount required for the liquidation account discussed below or the regulatory capital requirements imposed by the OCC.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2016.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2016.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower that the Company would not otherwise consider to a borrower of comparable risk and the loan is placed on non-accual status until the Company receives six consecutive monthly payments. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive monthly payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of one year.

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

Real Estate Ground Rents

Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. The Company's ground rents are supplemented by deeds that have been registered with Maryland State Department of Assessments and Taxation. Under Maryland law, homeowners are required to pay the ground rent owner an annual fee that is stated in the original ground rent deed. The fee is typically 6% of the original value of the land as stipulated in the deed and is paid biannually. In addition, Maryland law stipulates that ground rent owners are required to sell or redeem the ground rent to the homeowner when requested. The redemption price on the ground rent is the lesser of the annual ground rent fee divided by a statutory redemption rate, which ranges from 6% to 12%, or the contractual sales price. Maryland also limits the collection of ground rent fees to amounts due for three years or less.

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

In January 2016, FASB issued ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's Consolidated Financial Statements.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	June 30, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government sponsored securities:
FFCB bonds	$999	$5	$—	$1,004
Total U.S. Government sponsored securities	999	5	—	1,004

Mortgage-backed securities:
FHLMC certificates	648	21	—	669
FNMA certificates	101	6	—	107
GNMA certificates	680	29	—	709
Total mortgage-backed securities	1,429	56	—	1,485
Total investments available-for-sale	$2,428	$61	$—	$2,489

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government sponsored securities:
FHLMC bonds	$1,983	$—	$(19)	$1,964
FFCB bonds	4,991	3	(14)	4,980
Total U.S. Government sponsored securities	6,974	3	(33)	6,944

Mortgage-backed securities:
FHLMC certificates	700	7	(4)	703
FNMA certificates	117	6	—	123
GNMA certificates	708	2	—	710
Total mortgage-backed securities	1,525	15	(4)	1,536
Total investments available-for-sale	$8,499	$18	$(37)	$8,480

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	June 30, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government sponsored securities:
FHLB bonds	$5,000	$10	$—	$5,010
FNMA bonds	1,000	36	—	1,036
FFCB bonds	7,170	11	—	7,181
Total U.S. Government sponsored securities	13,170	57	—	13,227

Mortgage-backed securities:
FHLMC certificates	2,593	98	—	2,691
FNMA certificates	2,366	170	—	2,536
GNMA certificates	1,943	63	—	2,006
Total mortgage backed securities	6,902	331	—	7,233
Total investments held-to-maturity	$20,072	$388	$—	$20,460

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government sponsored securities:
FHLMC bonds	$998	$—	$(21)	$977
FNMA bonds	1,000	—	(10)	990
FFCB bonds	3,000	—	(57)	2,943
Total U.S. Government sponsored securities	4,998	—	(88)	4,910

Mortgage-backed securities:
FHLMC certificates	1,156	78	—	1,234
FNMA certificates	2,591	125	—	2,716
GNMA certificates	400	35	—	435
Total mortgage backed securities	4,147	238	—	4,385
Total investments held-to-maturity	$9,145	$238	$(88)	$9,295

As of June 30, 2016 the Bank had no available-for-sale and held-to maturity securities in an unrealized loss position.

Below is the schedule of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2015 and the length of time the individual security has been in a continuous unrealized loss position which were comprised of 11 securities. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. December 31, 2015, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,117	$(4)	$1,117	$(4)
U.S. Government sponsored securities	—	—	10,852	(121)	10,852	(121)
Total temporarily impaired securities	$—	$—	$11,969	$(125)	$11,969	$(125)

The scheduled maturities of debt securities at June 30, 2016 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	2,999	3,043
Due after ten years	11,170	11,188
Mortgage-backed securities	8,331	8,718
Total	$22,500	$22,949

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$75,489	$76,632
Multi-family	2,071	2,100
Total	77,560	78,732
Non-residential	7,576	8,290
Construction and land loans	4,616	4,835
Home equity line of credit (“HELOC”)	3,740	3,695
Consumer and other loans:
Loans to depositors, secured by savings	22	27
	93,514	95,579
Add:
Net discount on purchased loans	(9)	(9)
Unamortized net deferred costs	19	26
Less:
Undisbursed portion of construction loans	(883)	(871)
Unearned net loan origination fees	(48)	(39)
Less allowance for loan losses	(1,227)	(1,561)
Loans receivable, net	$91,366	$93,125

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

Construction and land loans consist of one- to four-family residential construction and land loans. The risk of loss on these loans is largely dependent on the Bank’s ability to assess the property’s value at the completion of the project. During the construction phase, a number of factors could potentially negatively impact the collateral value, including cost overruns, delays in completing the project, competition and real estate market conditions which may change based on the supply of similar properties in the area. In the event the collateral value at the completion of the project is not sufficient to cover the outstanding loan balance, the Bank must rely upon other repayment sources, including the borrowers and/or guarantors of the project or other collateral securing the loan. The Bank attempts to mitigate credit risk through strict underwriting standards including evaluation of the credit worthiness of the borrowers and their success in other projects, adequate loan-to-value ratios and continual monitoring of the project during its construction phase.

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

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2016	$964	$196	$146	$—	$1,306

Charge-offs	(2)	—	(81)	—	(83)
Recoveries	—	—	—	—	—
Provisions (Reversals)	(1)	(17)	22	—	4

Ending balance, June 30, 2016	$961	$179	$87	$—	$1,227

Beginning balance, January 1, 2016	$960	$194	$157	$250	$1,561
Charge-offs	(2)	—	(81)	—	(83)
Recoveries	—	—	—	—	—
Provisions (Reversals)	3	(15)	11	(250)	(251)

Ending balance, June 30, 2016	$961	$179	$87	$—	$1,227

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$916	$179	$87	$—	$1,182

Loans:
Ending balance: individually evaluated for impairment	$3,816	$1,255	$2,411	$—	$7,482
Ending balance: collectively evaluated for impairment	$77,506	$6,321	$2,205	$—	$86,032

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2015	$1,220	$79	$174	$250	$1,723

Charge-offs	(1)	—	—	—	(1)
Recoveries	8	—	—	—	8
Provisions (Reversals)	(25)	9	11	—	(5)

Ending balance, June 30, 2015	$1,202	$88	$185	$250	$1,725

Beginning balance, January 1, 2015	$1,228	$79	$174	$250	$1,731
Charge-offs	(17)	—	—	—	(17)
Recoveries	10	—	—	—	10
Provisions (Reversals)	(19)	9	11	—	1

Ending balance, June 30, 2015	$1,202	$88	$185	$250	$1,725

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$46	$—	$—	$—	$46
Ending balance: collectively evaluated for impairment	$1,158	$88	$185	$250	$1,679

Loans:
Ending balance: individually evaluated for impairment	$4,994	$1,948	$2,207	$—	$9,149
Ending balance: collectively evaluated for impairment	$80,500	$7,312	$2,921	$—	$90,733

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(22)	(247)	(106)	—	(375)
Recoveries	29	5	170	—	204
Provisions (Reversals)	(275)	357	(81)	—	1

Ending balance	$960	$194	$157	$250	$1,561
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$46	$—	$—	—	$46
Ending balance: collectively evaluated for impairment	$914	$194	$157	$250	$1,561

Loans:
Ending balance: individually evaluated for impairment	$3,189	$1,299	$1,971	$—	$6,459
Ending balance: collectively evaluated for impairment	$79,265	$6,991	$2,864	$—	$89,120

Credit risk profile by internally assigned classification as of June 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Pass	$76,081	$6,138	$2,205	$84,424
Special mention	2,858	161	90	3,109
Substandard	2,383	1,277	2,321	5,981
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$81,322	$7,576	$4,616	$93,514

Credit risk profile by internally assigned classification as of December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Pass	$79,697	$7,156	$2,863	$89,716
Special mention	1,481	—	94	1,575
Substandard	1,276	1,134	1,878	4,288
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,454	$8,290	$4,835	$95,579

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the six months ended June 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,619	$1,255	$2,411	$6,285
Unpaid principal balance	2,951	1,535	3,569	8,055
Average recorded investment, for the three months ended June 30, 2016	2,620	1,261	2,472	6,353
Interest income recognized	39	13	41	93
Interest income foregone	7	3	2	12
Average recorded investment, for the six months ended June 30, 2016	2,272	1,321	2,239	5,832
Interest income recognized	71	22	73	166
Interest income foregone	12	7	2	21
With an allowance recorded:
Recorded investment	1,197	—	—	1,197
Unpaid principal balance	1,197	—	—	1,197
Related allowance	45	—	—	45
Average recorded investment, for the three months ended June 30, 2016	1,200	—	—	1,200
Interest income recognized	15	—	—	15
Interest income foregone	1	—	—	1
Average recorded investment, for the six months ended June 30, 2016	1,191	—	—	1,191
Interest income recognized	23	—	—	23
Interest income foregone	1	—	—	1
Total
Recorded investment	3,816	1,255	2,411	7,482
Unpaid principal balance	4,148	1,535	3,569	9,252
Related allowance	45	—	—	45
Average recorded investment, for the three months ended June 30, 2016	3,820	1,261	2,472	7,553
Interest income recognized	54	13	41	108
Interest income foregone	8	3	2	13
Average recorded investment, for the six months ended June 30, 2016	3,463	1,321	2,239	7,023
Interest income recognized	94	22	73	189
Interest income foregone	13	7	2	22

Impaired loans as of the three and for the six months ended June 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$3,936	$1,948	$2,207	$8,091
Unpaid principal balance	4,686	1,996	3,227	9,909
Average recorded investment, for the three months ended June 30, 2015	4,035	1,957	2,212	8,204
Interest income recognized	53	10	26	89
Interest income foregone	12	12	1	25
Average recorded investment, for the six months ended June 30, 2015	4,196	1,961	2,219	8,376
Interest income recognized	110	21	54	185
Interest income foregone	26	19	3	48
With an allowance recorded:
Recorded investment	1,058	—	—	1,058
Unpaid principal balance	1,058	—	—	1,058
Related allowance	46	—	—	46
Average recorded investment, for the three months ended June 30, 2015	1,060	—	—	1,060
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Average recorded investment, for the six months ended June 30, 2015	1,064	—	—	1,064
Interest income recognized	17	—	—	17
Interest income foregone	—	—	—	—
Total
Recorded investment	4,994	1,948	2,207	9,149
Unpaid principal balance	5,744	1,996	3,227	10,967
Related allowance	46	—	—	46
Average recorded investment, for the three months ended June 30, 2015	5,095	1,957	2,212	9,264
Interest income recognized	62	10	26	98
Interest income foregone	12	12	1	25
Average recorded investment, for the six months ended June 30, 2015	5,260	1,961	2,219	9,440
Interest income recognized	127	21	54	202
Interest income foregone	26	19	3	48

Impaired loans as of and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,199	$1,299	$1,971	$5,469
Unpaid principal balance	2,528	1,570	3,048	7,146
Average recorded investment, for the twelve months ended December 31, 2015	3,321	1,766	2,176	7,263
Interest income recognized	270	44	104	418
Interest income foregone	39	28	7	74
With an allowance recorded:
Recorded investment	990	—	—	990
Unpaid principal balance	990	—	—	990
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	880	—	—	880
Interest income recognized	33	—	—	33
Interest income foregone	—	—	—	—
Total
Recorded investment	3,189	1,299	1,971	6,459
Unpaid principal balance	3,518	1,570	3,048	8,136
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	4,201	1,766	2,176	8,143
Interest income recognized	303	44	104	451
Interest income foregone	39	28	7	74

An aged analysis of past due loans as of June 30, 2016 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$79,292	$7,469	$4,580	$91,341
30 - 59 days past due	1,284	—	—	1,284
60 - 89 days past due	229	—	36	265
Greater than 90 day past due and still accruing	175	—	—	175
Greater than 90 days past due	342	107	—	449
Total past due	2,030	107	36	2,173
Total	$81,322	$7,576	$4,616	$93,514

An aged analysis of past due loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$81,278	$8,187	$4,796	$94,261
30 - 59 days past due	910	—	39	949
60 - 89 days past due	6	—	—	6
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	260	103	—	363
Total past due	1,176	103	39	1,318
Total	$82,454	$8,290	$4,835	$95,579

Non-performing loans as of June 30, 2016 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$420	$1,067	$37	$1,524
Other non-accrual loans	348	—	—	348
Total non-accrual loans	768	1,067	37	1,872
Accruing troubled debt restructured loans	1,507	188	1,807	3,502
Total	$2,275	$1,255	$1,844	$5,374

Non-performing loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$430	$1,097	$39	$1,566
Other non-accrual loans	294	—	—	294
Total non-accrual loans	724	1,097	39	1,860
Accruing troubled debt restructured loans	1,657	202	1,838	3,697
Total	$2,381	$1,299	$1,877	$5,557

Troubled debt restructurings (“TDRs”) are modifications of loans to assist borrowers who are unable to meet the original terms of their loans, in an effort to minimize the potential loss on the loan. Modifications of the loan terms includes, but is not necessarily limited to: reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive payments under the restructured terms. TDR loans that are in compliance with their modified terms and they yield a market rate may be removed from the TDR status after a period of one year.

There were no troubled debt restructurings during the six months ended June 30, 2016 (unaudited).

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

There were no troubled debt restructures that subsequently defaulted during the six months ended June 30, 2016 and 2015 (unaudited).

Loans serviced by the Bank for the benefit of others totaled $426,000 and $434,000 at June 30, 2016 (unaudited) and December 31, 2015, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $5,000 as of June 30, 2016 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at June 30, 2016 (unaudited) and December 31, 2015 was zero.

The activity in residential other real estate owned is as follows:

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$379
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	(41)
Sales	—	(180)
Provisions	—	(158)
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,450	$1,758
NOW and Money market	21,386	20,591
Savings	14,481	14,721
Certificates of deposit	57,232	55,622
Total deposits	$94,549	$92,692

The aggregate amount of time deposits in denominations of $250,000 or more as of June 30, 2016 (unaudited) and December 31, 2015 was $1,843,000 and $1,575,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At June 30, 2016 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2016	$13,978
2017	16,438
2018	9,431
2019	6,151
2020	6,161
2021	5,073
Total	$57,232

Executive officers’ and directors’ deposits were $534,000 and $609,000 at June 30, 2016 (unaudited) and December 31, 2015, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$11	$5
Allowance for credit losses	484	616
Deferred compensation	64	97
Allowance for ground rents	59	54
Allowance for delinquent mortgage interest	153	149
Contribution carryforward	2	2
Net operating loss carryforward	1,598	1,442
Unrealized loss on available-for-sale securities	—	7
Total deferred tax assets	2,371	2,372
Valuation allowance	(1,598)	(1,442)
Deferred tax assets after valuation allowance	773	930
Deferred tax liabilities:
Depreciation	128	128
ESOP	16	9
Unrealized gain on available-for-sale securities	23	—
Total deferred tax liabilities	167	137
Net deferred tax assets	$606	$793

The provision for income taxes is comprised of the following:

	June 30, 2016	June 30, 2015
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(6)	$(3)
Deferred tax	156	108
Total	$150	$105

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

At June 30, 2016, the Bank had approximately $3,800,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the three and six months ended June 30, 2016 and 2015 (unaudited) and December 31, 2015 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
(Dollars in thousands)	(unaudited)		(unaudited)
Balance at beginning of period	$(1,531)	$(936)	$(1,442)	$(843)
Expiration of capital loss carryforwards	—	—	—	—
Increase in valuation allowance	(67)	(143)	(156)	(236)
Balance as of June 30	$(1,598)	$(1,079)	$(1,598)	$(1,079)

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2015	$(843)
Expiration of capital loss carryforwards	2
Increase in valuation allowance	(601)
Balance of December 31, 2015	$(1,442)

As of December 31, 2015 and June 30, 2016, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $606,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2015 and 2016, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. .Madison Bank hired a seasoned Commercial Real Estate (“CRE”) loan officer who brings 25 years lending experience to the Bank and will provide the needed expertise in CRE lending to increase loan production. In the third and fourth quarters of 2016 two of our long term high rate advances will be maturing and paid off. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2015 and June 30, 2016; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

8. STOCK BASED COMPENSATION

On May 24, 2016, the stockholders of MB Bancorp, Inc. (the “Company”) approved the MB Bancorp, Inc. 2016 Equity Incentive Plan (the “Plan”). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, officers and directors of the Company in the form of restricted stock, and up to 211,600 shares to be issued to employees, officers and directors of the Company in the form of stock options. At June 30, 2016, there were no restricted stock awards or stock options granted under the 2016 Equity Incentive Plan.

9.   REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of June 30, 2016 and December 31, 2015 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the June 30, 2016 (unaudited) and December 31, 2015 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2016:
Total risk-based capital (to risk-weighted assets)	$25,830	37.98%	$5,866	≥8.625%
Tier I capital (to risk-weighted assets)	24,974	36.72	4,506	≥6.625
Tier I capital (to adjusted total assets)	24,974	18.22	5,483	≥4.000
Common equity tier 1 capital (to risk weighted assets)	24,974	36.72	3,486	>5.125

As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$25,897	36.11%	$5,737	≥8.0%
Tier I capital (to risk-weighted assets)	24,993	34.85	4,303	≥6.0
Tier I capital (to adjusted total assets)	24,993	17.94	5,573	≥4.0
Common equity tier 1 capital (to risk weighted assets)	24,993	34.85	3,227	>4.5

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Total Company equity capital	$32,065	$34,881
LESS: Parent Only Equity	7,054	9,899
LESS: Net unrealized (losses) gains on available-for-sale securities	37	(11)
Tier 1 Capital	$24,974	$24,993
Tier 1 Capital	$24,974	$24,993
Allowance for loan and lease losses includible in Tier 2 capital	856	904
Total risk-based capital	$25,830	$25,897

10.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the three and six months ended June 30, 2016 and 2015 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended June 30, 2016 (unaudited)
Net unrealized gain on securities available-for-sale	$(8)	$3	$(5)
Other Comprehensive Gain	$(8)	$3	$(5)
Three Months Ended June 30, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$(13)	$5	$(8)
Other Comprehensive Loss	$(13)	$5	$(8)

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2016 (unaudited)
Net unrealized gain on securities available-for-sale	$79	$(31)	$48
Other Comprehensive Gain	$79	$(31)	$48
Six Months Ended June 30, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$(13)	$5	$(8)
Other Comprehensive Loss	$(13)	$5	$(8)

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2016 and 2015 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2016 (unaudited)
Balance at Beginning of Period	$42	$42
Other comprehensive gain	(5)	(5)
Balance at End of Period	$37	$37

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	48	48
Balance at End of Period	$37	$37

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended June 30, 2015 (unaudited)
Balance at Beginning of Period	$15	$15
Other comprehensive loss	(8)	(8)
Balance at End of Period	$7	$7

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other comprehensive loss	(8)	(8)
Balance at End of Period	$7	$7

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	June 30, 2016	June 30, 2015
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(27)	$—	Realized gain on redemption of investment securities

	9	—	Provision for Income Tax
	$(18)	$—	Net loss

Total Reclassifications for the Period	$(18)	$—	Net of Tax

11. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(172)	1,792,806	$(0.10)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(172)	1,792,806	$(0.10)

	Six Months Ended June 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(171)	1,876,346	$(0.09)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(171)	1,876,346	$(0.09)

	Three Months Ended June 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(231)	1,951,420	$(0.12)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(231)	1,951,420	$(0.12)

	Six Months Ended June 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(435)	1,950,018	$(0.22)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(435)	1,950,018	$(0.22)

There were no anti-dilutive shares excluded from the three and six months ended June 30, 2016 and 2015 diluted earnings per share calculations.

12.   FAIR VALUE MEASUREMENTS

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2016 and December 31, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at June 30, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
FFCB Bonds	$1,004	$—	$1,004	$—	$—
Mortgage-backed securities:
FHLMC Certificates	669	—	669	—	—
FNMA Certificates	107	—	107	—	—
GNMA Certificates	709	—	709	—	—
Total assets measured at fair value on a recurring basis	$2,489	$—	$2,489	$—	$—

	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
FHLMC Bonds	$1,964	$—	$1,964	$—	$—
FFCB Bonds	4,980	—	4,980	—	—
Mortgage-backed securities:
FHLMC Certificates	703	—	703	—	—
FNMA Certificates	123	—	123	—	—
GNMA Certificates	710	—	710	—	—
Total assets measured at fair value on a recurring basis	$8,480	$—	$8,480	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at June 30, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,771	$—	$—	$3,771	$—
Commercial	1,255	—	—	1,255	—
Land	2,411	—	—	2,411	—
Construction	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$7,437	$—	$—	$7,437	$—

The significant unobservable inputs (Level 3) are determined by using either an updated appraisal determining the fair value of the collateral or the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.

During the second quarter of 2016, management reevaluated its fair value leveling methodology and the inputs utilized in determining the valuation of impaired loans for the current and prior periods. Management concluded that due to the significant reliance on observable inputs, the fair values of its impaired loans should be classified as level 3 rather than level 2 as previously disclosed. Therefore impaired loans with a fair value of $6.4 million as of December 31, 2015, were reclassified from level 2 to level 3.

	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,143	$—	$—	$3,143	$—
Commercial	1,299	—	—	1,299	—
Land	1,971	—	—	1,971	—
Construction	—	—	—	—	—
Other real estate owned	—	—	—	—	(158)
Total assets measured at fair value on a non-recurring basis	$6,413	$—	$—	$6,413	$(158)

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at June 30, 2016 (unaudited) and December 31, 2015 are as follows:

	Carrying Value June 30, 2016	Fair Value June 30, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,079	$5,079	$5,079	$—	$—
Other interest bearing deposits in other banks	13,137	13,137	—	13,137	—
Investment securities	22,561	22,949	—	22,949	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans, net	91,366	92,123	—	—	92,123
Bank owned life insurance	921	921	—	921	—
Accrued interest receivable	315	315	—	315	—

LIABILITIES
Deposits	$93,096	$91,897	$—	$—	$91,897
FHLB advances	12,000	12,501	—	—	12,501
Accrued interest payable	67	67	—	67	—

(Dollars in thousands)	Carrying Value December 31, 2015	Fair Value December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,924	$2,924	$2,924	$—	$—
Other interest bearing deposits in other banks	19,107	19,128	—	19,128	—
Investment securities	17,625	17,775	—	17,775	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	93,125	90,004	—	—	90,004
Bank owned life insurance	896	896	—	896	—
Accrued interest receivable	324	324	—	324	—

LIABILITIES
Deposits	$92,692	$89,354	$—	$—	$89,354
FHLB advances	12,000	12,400	—	—	12,400
Accrued interest payable	68	68	—	68	—

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2016 (unaudited) and December 31, 2015:

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

Accrued Interest Receivable and Accrued Interest Payable

The amounts reported in the balance sheet approximate the fair value of these assets and liabilities.

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At June 30, 2016, we had total assets of $139.2 million, total deposits of $94.5 million and total equity of $32.1 million.

Our executive offices are located at 1920 Rock Spring Road, Forest Hill, Maryland 21050. The telephone number is (410) 420-9600.

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

Balance Sheet Analysis

Assets. At June 30, 2016, our assets totaled $139.2 million, a decrease of $1.0 million, or 0.7%, from total assets of $140.2 million at December 31, 2015. The decrease in assets for the six months ended June 30, 2016 was due mainly to; a $7.7 million, or 42.4% decrease in other interest-bearing deposits in other banks, a $6.0 million, or 70.6% decrease in investment securities available for sale, and a $1.8 million, or 1.9% decrease in loans, net, partially offset by a $11.0 million, or 119.5%, increase in investment securities held to maturity and a $4.0 million, or 106.0% increase in cash and cash equivalents.

Loans. At June 30, 2016, residential mortgage loans totaled $77.6 million, or 82.9% of the total loan portfolio compared to $78.7 million, or 82.4% of the total loan portfolio at December 31, 2015. Residential mortgage loans decreased by $1.2 million, or 1.49%, during the six months ended June 30, 2016 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $7.6 million, or 8.1% of total loans at June 30, 2016, compared to $8.3 million, or 8.7% of total loans, at December 31, 2015.

Construction and land loans totaled $4.6 million, and represented 4.9% of total loans, at June 30, 2016, compared to $4.8 million, or 5% of total loans, at December 31, 2015. At June 30, 2016, we had $1.4 million of construction loans, amounting to 29.6% of our construction and land loan portfolio, and $3.2 million of land loans, amounting to 70.4% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.7 million, or 4.0% of total loans, at June 30, 2016, compared to $3.7 million, or 3.9% of total loans, at December 31, 2015.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $22,000 at June 30, 2016, representing less than .02% of the loan portfolio.

Securities. At June 30, 2016, our securities held-to-maturity increased by $10.9 million, or 119.5%, from $9.1 million at December 31, 2015 to $20.1 million at June 30, 2016. The increase is due to the purchase of Federal Farm Credit Bureau bonds and Federal Home Loan Bank bonds. The bond growth was a reinvestment of repayments of available-for-sale securities, loan payoffs and loan ammotizations. The Bank purchased securities until the demand for loan volume increases. Securities held-to-maturity at June 30, 2016 consisted of bonds issued by Federal Home Loan Bank, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At June 30, 2016, our securities available-for-sale at fair value decreased by $6.0 million, or 70.6%, from $8.5 million at December 31, 2015 to $2.5 million at June 30, 2016. Securities available-for-sale at June 30, 2016 consisted of bonds issued by Federal Farm Credit Bureau and mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At June 30, 2016 other interest-bearing deposits in other banks decreased by $7.8 million, or 42.4% from $18.3 million at December 31, 2015 to $10.6 million at June 30, 2016. At June 30, 2016, we also held a $673,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At June 30, 2016, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $678,000 at June 30, 2016 compared to $695,000 at December 31, 2015.

Deposits. Total deposits increased by $1.9 million, or 2.04%, to $94.5 million at June 30, 2016 from $92.7 million at December 31, 2015. Balances in non-interest-bearing deposits decreased by $308,000, or 17.5%, from $1.8 million at December 31, 2015 to $1.5 million at June 30, 2016. Interest-bearing deposits increased by $2.2 million, or 2.4%, to $93.1 million at June 30, 2016 compared to $90.9 million at December 31, 2015.

Borrowings. Borrowings from the Federal Home Loan Bank of Atlanta totaled, $12.0 million at June 30, 2016 and December 31, 2015.

Equity. Equity decreased by $2.8 million, or 8.1%, to $32.1 million at June 30, 2016 from $34.9 million at December 31, 2015 primarily as the result of the $2.8 million repurchase of 211,600 shares of common stock during the second quarter of 2016 and net losses of $171,000 for the six months ended June 30, 2016.

Results of Operations for the Three Months Ended June, 2016 and 2015

Overview. We had a net loss of $172,000 for the three months ended June 30, 2016, as compared to net loss of $231,000 for the three months ended June 30, 2015. The reduced net loss for the three months ended June 30, 2016 was primarily due to a decrease in non-interest expense and income tax expense, offset by a decrease in net interest income.

Net Interest Income. Net interest income decreased by $62,000, or 6.9%, for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. The decrease in net interest income was primarily attributable to a decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $10.2 million or 39.4% decrease in the average balance of interest bearing deposits in other banks and a $6.7 million or 6.7% decrease in the average balance of loans receivable, net of unearned fees (due to loan payoffs and intense competition in our market area during the three months ended June 30, 2016), partially offset by a $10.3 million increase in the average balance of investment securities held-to-maturity.

Interest on loans receivable, net of unearned fees decreased by $106,000, or 10.1%, for the three months ended June 30, 2016 as compared to the comparable period in 2015, due to a $6.7 million decrease in the average balance and an 16 basis point decrease in the average yield from 4.18% at June 30, 2015 to 4.02% at June 30, 2016.

Interest on investment securities held-to-maturity increased by $73,000 for the three months ended June 30, 2016 as compared to the comparable period in 2015. There was a 15 basis point decrease in the average yield on investment securities held-to-maturity and a $10.3 million increase in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit increased by $15,000, or 9.1%, during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due to a 14 basis point increase in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $1,000, or 0.8%, during the three months ended June 30, 2016, due to a $1.5 million, or 11.0%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 43 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing average cost of funds.

At June 30, 2016, we had $12.0 million in advances from the Federal Home Loan Bank of Atlanta, which mature between July 2016 and September 2017 and carry interest rates ranging from 3.65% to 5.07% with a weighted average interest rate of 4.16%. Paying off such advances in full at June 30, 2016, we would have incurred prepayment penalties totaling approximately $298,000. To date we have elected not to prepay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

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

	Three Months Ended June 30,
	2016 (unaudited)			2015 (unaudited)
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$15,683	$35	.89%	$25,883	$48	.74%
Loans receivable, net of unearned fees	93,363	939	4.02	100,077	1,045	4.18
Investment securities available-for-sale – amortized cost	2,652	18	2.71	1,518	10	2.75
Investment securities held-to-maturity	20,528	154	3.00	10,228	81	3.15
Other interest-earning assets	673	9	5.35	721	17	9.56
Total interest-earning assets	132,899	1,155	3.48	138,427	1,201	3.47
Cash and due from banks	2,769			3,340
Allowance for credit losses	(1,304)			(1,727)
Other non-interest-earning assets	6,528			7,283
Total assets	$140,892			$147,323

Interest-bearing liabilities:
Certificates of deposit	$58,544	$180	1.23%	$60,855	$165	1.09%
NOW and money market	21,325	13	.24	20,853	12	.23
Savings	14,406	4	.11	15,030	3	.10
Federal Home Loan Bank advances	12,000	126	4.20	13,478	127	3.77
Total interest-bearing liabilities	106,275	323	1.22	110,216	307	1.12
Non-interest-bearing demand deposits	1,390			940
Other non-interest-bearing liabilities	503			570
Total liabilities	108,168			111,726
Total equity	32,724			35,597
Total liabilities and equity	$140,892			$147,323
Net interest income		$832			$894
Interest rate spread			2.26%			2.35%
Net interest margin			2.50%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.05%			125.60%

Provision for Loan Losses. We had a provision for loan losses of $4,000 for the three months ended June 30, 2016, compared to a reversal for loan losses of $5,000 for the three months ended June 30, 2015. The provision for loan losses was due primarily to a renewal of a troubled debt restructured loan modification. The 2015 reversal was due to the repayment of troubled debt restructured loans in compliance with their modified terms. At June 30, 2016, the allowance for loan losses was $1.2 million, or 1.31% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.

Non-accrual loans amounted to $1.9 million at June 30, 2016 and December 31, 2015. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 22.83% at June 30, 2016 compared to 28.09% at December 31, 2015. There were net loan charge offs of $83,000 during the three months ended June 30, 2016, compared to net loan charge-off recovery of $7,000 during the three months ended June 30, 2015.

Non-interest Income. Total non-interest income remained relatively flat at $43,000 for the three months ended June 30, 2016 compared to $42,000 for the three months ended June 30, 2015.

Non-interest Expenses. Total non-interest expenses decreased by $65,000, or 6.0%. We had non-interest expenses of $1.0 million for the three months ended June 30, 2016 and $1.1 million for the three months ended June 30, 2015. The decrease primarily was attributable to a $44,000 decrease in salaries and employee benefits (due to the retirement of two bank officers, along with the death of two directors), a $27,000 decrease in legal and professional fees and an $11,000 decrease in advertising and marketing related expenses, partially offset by, a $24,000 increase in data processing and other outside services. We have reduced our non-interest expenses from the sale of all REO properties; first year stock expenses; reduction in advertising expenses and renegotiation of vendors contracts at a lower cost.

Income Tax Expense. We had an income tax expense of $22,000 and $86,000 during the three months ended June 30, 2016 and 2015, respectively. The deferred tax asset related to net operating losses increased for the three months ended June 30, 2016, which increased the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

Results of Operations for the Six Months Ended June 30, 2016 and 2015

Overview. We had a net loss of $171,000 for the six months ended June 30, 2016, as compared to net loss of $435,000 for the six months ended June 30, 2015. The reduced net loss for the six months ended June 30, 2016 was primarily due to the reversal of the unallocated loan loss reserve established September 2014 and a decrease in non-interest expenses, offset by an increase in income tax expense and a decrease in net interest income.

Net Interest Income. Net interest income decreased by $130,000, or 7.2%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decrease in net interest income was primarily attributable to a decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $7.7 million or 7.6% decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the six months ended June 30, 2016) and a $8.0 million or 32.1% decrease in the average balance of interest bearing deposits in other banks, partially offset by a $4.2 million increase in the average balance of investment securities available-for-sale and a $5.3 million increase in the average balance of investment securities held-to-maturity.

Interest on loans receivable, net of unearned fees decreased by $221,000, or 10.5%, for the six months ended June 30, 2016 as compared to the comparable period in 2015, due to a $7.7 million decrease in the average balance and an 13 basis point decrease in the average yield from 4.16% at June 30, 2015 to 4.03% at June 30, 2016. The decrease in average yield is due to higher yielding loan payoffs being replaced by lower yielding originations.

Interest on investment securities available-for-sale increased by $60,000 for the six months ended June 30, 2016 as compared to the comparable period in 2015. There was a $4.2 million increase in the average balance of investment securities available-for-sale.

Interest on investment securities held-to-maturity increased by $74,000 for the six months ended June 30, 2016 as compared to the comparable period in 2015. There was a $5.3 million increase in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit increased by $19,000, or 5.7%, during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to a 12 basis point increase in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $2,000, or 0.8%, during the six months ended June 30, 2016, due to a $2.4 million, or 16.7%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 67 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing average cost of funds.

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

	Six Months Ended June 30,
	2016 (unaudited)			2015 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$16,906	$73	.86%	$24,896	$88	.71%
Loans receivable, net of unearned fees	93,705	1,886	4.03	101,379	2,107	4.16
Investment securities available-for-sale – amortized cost	5,170	74	2.86	1,006	14	2.87
Investment securities held-to-maturity	17,018	258	3.03	11,705	184	3.14
Other interest-earning assets	680	17	5.00	816	27	6.66
Total interest-earning assets	133,479	2,308	3.46	139,802	2,420	3.46
Cash and due from banks	2,844			3,162
Allowance for credit losses	(1,430)			(1,730)
Other non-interest-earning assets	6,622			7,392
Total assets	$141,515			$148,626

Interest-bearing liabilities:
Certificates of deposit	$58,210	$352	1.21%	$61,046	$333	1.09%
NOW and money market	20,837	25	.24	21,909	24	.22
Savings	14,507	7	.10	14,988	7	.10
Federal Home Loan Bank advances	12,159	252	4.15	14,597	254	3.48
Total interest-bearing liabilities	105,713	636	1.20	112,540	618	1.10
Non-interest-bearing demand deposits	1,481			923
Other non-interest-bearing liabilities	505			547
Total liabilities	107,699			114,010
Total equity	33,816			34,616
Total liabilities and equity	$141,515			$148,626
Net interest income		$1,672			$1,802
Interest rate spread			2.25%			2.36%
Net interest margin			2.51%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.27%			124.22%

Provision for Loan Losses. We had a reversal for loan losses of $251,000 for the six months ended June 30, 2016, compared to a provision for loan losses of $1,000 for the six months ended June 30, 2015. The reversal for loan losses was due primarily to the reversal of the unallocated reserve of $250,000. The unallocated reserve was established in September 2014 for properties in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraisals. Since the Bank sold all REO properties, the Bank reduced this unallocated reserve that was no longer needed. The 2015 provision was principally the result of new troubled debt modifications. At June 30, 2016, the allowance for loan losses was $1.2 million, or 1.31% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.

Non-accrual loans amounted to $1.9 million at June 30, 2016 and December 31, 2015. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 22.83% at June 30, 2016 compared to 28.09% at December 31, 2015. There were net loan charge offs of $83,000 during the six months ended June 30, 2016, compared to net loan charge-off of $7,000 during the six months ended June 30, 2015.

Non-interest Income. Total non-interest income increased by $23,000, or 26.1%, from $88,000 for the six months ended June 30, 2015 to $111,000 for the six months ended June 30, 2016. The increase in total non-interest income was due to a $27,000 gain on calls of securities.

Non-interest Expenses. Total non-interest expenses decreased by $164,000, or 7.4%. We had non-interest expenses of $2.1 million for the six months ended June 30, 2016 and $2.2 million for the six months ended June 30, 2015. The decrease primarily was attributable to a $51,000 decrease in provision for loss on other real estate owned, a $60,000 decrease in salaries and employee benefits, a $44,000 decrease in legal and professional fees and a $24,000 decrease in advertising and marketing related expenses.

Income Tax Expense. We had an income tax expense of $150,000 and $105,000 during the six months ended June 30, 2016 and 2015, respectively. The deferred tax asset related to net operating losses increased for the six months ended June 30, 2016, which increased the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$768	$724
Non-residential	1,067	1,097
Construction and land	37	39
Total	1,872	1,860
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	175	—
Total	175	—
Total of non-performing loans and accruing loans 90 days or more past due	2,047	1,860
Assets acquired through foreclosure	—	—
Ground rents	150	136
Total non-performing assets	2,197	1,996
Troubled debt restructurings accruing	3,502	3,697
Troubled debt restructurings accruing and total non-performing assets	$5,699	5,693
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.19%	1.95%
Total non-performing loans to total assets	1.34	1.33
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.58	1.42
Total non-performing loans and accruing troubled debt restructurings to total assets	3.86	3.96
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	4.09	4.06

At June 30, 2016 non-accrual loans consisted of 19 residential mortgage loans totaling $768,000, two non-residential loans totaling $1.1 million, one construction and land loan totaling $37,000. The increase in non-performing loans at June 30, 2016 as compared to December 31, 2015 is primarily the result of three new non-performing loans totaling $66,000. We had one loan 90 days or more but still accruing at June 30, 2016 and no loans 90 days or more but still accruing at December 31, 2015.

At June 30, 2016, our largest non-performing loan relationships consisted of a $1.0 million loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at June 30, 2016 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $27,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at June 30, 2016, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At June 30, 2016 and December 31, 2015, we had $3.5 million and $3.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At June 30, 2016, our largest accruing troubled debt restructured loan was a $1.8 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at June 30, 2016. At June 30, 2016, the borrower had a second loan with an outstanding balance of $53,000 secured by the same property. The borrower is seeking to sell the property securing these loans. In 2014 and 2015, we received updated appraisals indicating impairments of $634,000 and $5,000, respectively. Accordingly, the impairment losses were charged off.

Interest income that would have been recorded for the six months ended June 30, 2016 and 2015 had non-accrual loans been current according to their original terms, amounted to approximately $22,000 and $48,000, respectively. Interest income of $189,000 and $202,000 related to non-accrual loans was included in interest income for the six months ended June 30, 2016 and 2015, respectively.

At June 30, 2016, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2016	2015
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,561	$1,731

Charge-Offs:
Residential, home equity lines of credit and consumer	(2)	(17)
Non-residential	—	—
Construction and land loans	(81)	—
Total charge-offs	(83)	(17)

Recoveries:
Residential, home equity lines of credit and consumer	—	10
Non-residential	—	—
Construction and land loans	—	—
Total recoveries	—	10

Net charge-offs	(83)	(7)
(Reversal) provision for loan losses	(251)	1
Allowance at end of period	$1,227	$1,725
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	22.83%	20.68%
Allowance for loan losses to total loans at end of period	1.31%	1.73%
Net charge-offs to average loans outstanding during the period	.09%	.01%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $7.7 million. Securities classified as available-for-sale amounting to $2.5 million at June 30, 2016, provide an additional source of liquidity. In addition, at June 30, 2016, we had the ability to borrow a total of approximately $27.9 million from the Federal Home Loan Bank of Atlanta. At June 30, 2016, we had $12 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at June 30, 2016.

At June 30, 2016, we had $746,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2016 totaled $14.0 million, or 24.4% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations was enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering, initially, has had an adverse impact on our return on equity. Going forward, we may use capital management tools such as cash dividends and common share repurchases. During the 6 months ended June 30, 2016, we repurchased 211,600 shares of our common stock at a total cost of $2.8 million.

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

For the six months ended June 30, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) (File No. 000-55341). As of June 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	175,600	$12.95	175,600	36,000
May 1-31	36,000	13.50	36,000	—
June 1-30	—	—	—	—
Total	211,600	13.05	211,600

(1)  On March 30, 2016, the Company announced a program to repurchase of up to 211,600 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 211,600 shares or on October 15, 2016 if not all shares have been purchased by that date. The Company completed all repurchases authorized by this program on May 31, 2016.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated: August 12, 2016	By:	/s/ Julia A. Newton
Julia A. Newton
President and Chief Executive Officer
(principal executive officer)

Dated: August 12, 2016	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)

