Form 10-Q
period 2016-09-30
MB Bancorp Inc
filed 2016-11-14
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 1,904,400 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2016	2015
(Dollars in thousands)	(unaudited)

ASSETS
Assets:
Cash and due from banks	$3,119	$2,924
Interest bearing deposits in other banks	3,658	797
Total cash and cash equivalents	6,777	3,721

Other interest-bearing deposits in other banks	11,057	18,310
Investment securities available-for-sale – at fair value	1,438	8,480
Investment securities held to maturity – amortized cost	20,136	9,145

Loans, net of unearned fees	90,885	94,686
Less allowance for loan losses	(1,219)	(1,561)
Loans, net	89,666	93,125

Real estate ground rents	828	831
Less allowance for credit losses	(152)	(136)
Ground rents, net	676	695

Federal Home Loan Bank stock, at cost	546	688
Property and equipment – net	3,709	3,793
Deferred income taxes	746	793
Bank-owned life insurance	933	896
Accrued interest receivable and other assets	565	543
TOTAL ASSETS	$136,249	$140,189

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$93,608	$92,692
Federal Home Loan Bank advances	10,000	12,000
Deferred compensation liability	167	246
Accounts payable and other liabilities	727	370
Total liabilities	104,502	105,308

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding, 1,904,400 and 2,116,000 shares at September 30, 2016 and December 31, 2015	19	21
Additional paid-in capital	18,159	20,158
Retained earnings - substantially restricted	15,023	16,284
Accumulated other comprehensive income (loss)	32	(11)
Unearned ESOP shares	(1,486)	(1,571)
Total stockholders' equity	31,747	34,881

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$136,249	$140,189

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2016	2015	2016	2015
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$911	$1,068	$2,797	$3,175
Interest on federal funds sold and other investments	34	48	107	136
Interest and dividends on investment securities	166	101	515	326
Total interest income	1,111	1,217	3,419	3,637

INTEREST EXPENSE:
Interest on deposits	194	181	578	545
Interest on short-term borrowings	-	-	-	3
Interest on long term borrowings	109	128	361	379
Total interest expense	303	309	939	927

NET INTEREST INCOME	808	908	2,480	2,710

REVERSAL FOR LOAN LOSSES	(6)	(5)	(257)	(4)

NET INTEREST INCOME AFTER REVERSAL OF LOAN LOSSES	814	913	2,737	2,714

NON-INTEREST INCOME:
Service charges on deposit accounts	2	3	7	9
Fees and charges on loans	7	17	24	37
Increase in cash surrender value of life insurance	13	13	37	38
Gain on sale of other real estate owned	2	3	7	10
Gain on sale of real estate held for sale	-	8	-	8
Gain on investment securities	4	-	31	-
Ground rent fees	9	10	33	30
Other income	4	6	13	16
Total non-interest income	41	60	152	148

NON-INTEREST EXPENSE:
Salaries and employee benefits	905	616	2,063	1,834
Occupancy expenses	94	97	302	314
Furniture and equipment expenses	11	13	33	38
Legal and professional expenses	110	82	264	280
Data processing and other outside services	71	58	220	179
FDIC insurance premiums	23	24	68	77
Advertising and marketing related expenses	8	14	22	52
Provision for loss on other real estate owned	-	96	-	147
Provision (reversal) for loss on ground rents	1	(1)	10	(5)
Other expenses	119	122	415	424
Total non-interest expenses	1,342	1,121	3,397	3,340

LOSS BEFORE INCOME TAXES	(487)	(148)	(508)	(478)

INCOME TAX (BENEFIT) EXPENSE	(141)	157	9	262

NET LOSS	$(346)	$(305)	$(517)	$(740)

Basic loss per share	$(.20)	$(.16)	$(.28)	$(.38)

Diluted loss per share	$(.20)	$(.16)	$(.28)	$(.38)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in thousands)	(unaudited)		(unaudited)

NET LOSS	$(346)	$(305)	$(517)	$(740)
OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized (losses) gains arising during the period	(4)	25	102	12
Reclassification of gain included in net income	(4)	—	(31)	—
Unrealized (losses) gains arising during the period	(8)	25	71	12
Income taxes on unrealized (losses) gains arising during the period	3	(10)	(28)	(5)
	(5)	15	43	7
COMPREHENSIVE LOSS	$(351)	$(290)	$(474)	$(733)

See accompanying notes to consolidated financial statements

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2016 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814
Net loss	—	—	(740)	—	—	(740)
Net unrealized gain on available- for sale securities, net of taxes of $(5)	—	—	—	—	7	7
Stock-based compensation	—	9	—	85	—	94
BALANCES AT SEPTEMBER 30, 2015	$21	$20,153	$16,578	$(1,599)	$22	$35,175
BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(517)	—	—	(517)
Net unrealized gain on available- for sale securities, net of taxes of ($28)	—	—	—	—	43	43
Repurchase of common stock	(2)	(2,014)	(744)	—	—	(2,760)
Stock-based compensation	—	15	—	85	—	100
BALANCES AT SEPTEMBER 30, 2016	$19	$18,159	$15,023	$(1,486)	$32	$31,747

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	September 30,	September 30,
	2016	2015
(Dollars in thousands)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(517)	$(740)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	101	106
Increase in cash surrender value of life insurance	(37)	(38)
Net amortization/accretion of premiums and discounts	(7)	(8)
Reversal for loan losses	(257)	(4)
Provision (reversal) for ground rent losses	10	(5)
Decrease in deferred income taxes	19	267
Provision for loss on other real estate owned	—	147
Non-cash compensation under stock-based benefit plan	100	93
Gain on sale of other real estate owned	(7)	(10)
(Increase) Decrease in accrued interest and other assets	(22)	5
Gain on sale of real estate held for sale	—	(8)
Gain on redemption of investment securities	(31)	—
Decrease in deferred compensation liability	(79)	(137)
Increase in accounts payable and other liabilities	364	143
Net cash used in operating activities	(363)	(189)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	7,253	(12,532)
Purchase of available-for-sale investments	—	(3,501)
Proceeds from calls/repayments of available-for-sale investments	7,138	64
Purchase of held-to-maturity investments	(31,596)	—
Proceeds from maturity/repayments of held-to-maturity investments	20,618	5,809
Net decrease in loans	3,716	7,957
Proceeds from sale of ground rents	9	6
Proceeds from sale of other real estate owned	—	171
Proceeds from sale of real estate held for sale	—	8
Purchase of property, plant and equipment	(17)	(28)
Redemption of Federal Home Loan Bank stock	142	241
Net cash provided by (used in) investing activities	7,263	(1,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	916	(4,452)
Federal Home Loan Bank advances	1,000	4,750
Federal Home Loan Bank repayments	(3,000)	(8,500)
Repurchase of common stock	(2,760)	—
Net cash used in financing activities	(3,844)	(8,202)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,056	(10,196)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,721	15,190
CASH AND CASH EQUIVALENTS AT END OF YEAR	$6,777	$4,994

Supplemental cash flow information:
Interest paid	$958	$927
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$41

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2016.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the year ended December 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of MB Bancorp, Inc. (“The Company”) and its wholly owned subsidiaries, Madison Bank of Maryland (“The Bank”), 1920 Rock Spring Road, LLC formed in 1998 to own and hold real estate and Mutual, LLC formed in 2011 to hold other real estate owned. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices in the banking industry.

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

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower that the Company would not otherwise consider to a borrower of comparable risk and the loan is placed on non-accrual status until the Company receives six consecutive monthly payments. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive monthly payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market rate may be removed from the TDR status after a period of one year.

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

Recognition of Deferred Tax Valuation Allowance

The Bank has remained in a cumulative loss position for four consecutive years and consequently management on a quarterly basis reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, maintains a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of September 30, 2016, management’s assessment has not changed.

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

In January 2016, FASB issued ASU 2016-1, “No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for us on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

In February 2016, FASB issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. We are currently evaluating the impact of adopting the new guidance of the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments." Current GAAP is unclear or does not include specific guidance on how to classify certain transactions in the statement of cash flows. This ASU is intended to reduce diversity in practice in how eight particular transactions are classified in the statement of cash flows. ASU No. 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, provided that all of the amendments are adopted in the same period. Entities will be required to apply the guidance retrospectively. If it is impracticable to apply the guidance retrospectively for an issue, the amendments related to that issue would be applied prospectively. As this guidance only affects the classification within the statement of cash flows, ASU No. 2016-15 is not expected to have a material impact on the Company's consolidated financial statements

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government sponsored securities:
FFCB bonds	$—	$—	$—	$—
Total U.S. Government sponsored securities	—	—	—	—

Mortgage-backed securities:
FHLMC certificates	621	19	—	640
FNMA certificates	89	7	—	96
GNMA certificates	675	27	—	702
Total mortgage-backed securities	1,385	53	—	1,438
Total investments available-for-sale	$1,385	$53	$—	$1,438

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government sponsored securities:
FHLMC bonds	$1,983	$—	$(19)	$1,964
FFCB bonds	4,991	3	(14)	4,980
Total U.S. Government sponsored securities	6,974	3	(33)	6,944

Mortgage-backed securities:
FHLMC certificates	700	7	(4)	703
FNMA certificates	117	6	—	123
GNMA certificates	708	2	—	710
Total mortgage-backed securities	1,525	15	(4)	1,536
Total investments available-for-sale	$8,499	$18	$(37)	$8,480

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	September 30, 2016 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government sponsored securities:
FHLB bonds	$9,500	$11	$(1)	$9,510
FNMA bonds	1,000	31	—	1,031
FFCB bonds	3,000	20	—	3,020
Total U.S. Government sponsored securities	13,500	62	(1)	13,561

Mortgage-backed securities:
FHLMC certificates	2,481	87	(6)	2,562
FNMA certificates	2,257	164	—	2,421
GNMA certificates	1,898	52	—	1,950
Total mortgage backed securities	6,636	303	(6)	6,933
Total investments held-to-maturity	$20,136	$365	$(7)	$20,494

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government sponsored securities:
FHLMC bonds	$998	$—	$(21)	$977
FNMA bonds	1,000	—	(10)	990
FFCB bonds	3,000	—	(57)	2,943
Total U.S. Government sponsored securities	4,998	—	(88)	4,910

Mortgage-backed securities:
FHLMC certificates	1,156	78	—	1,234
FNMA certificates	2,591	125	—	2,716
GNMA certificates	400	35	—	435
Total mortgage backed securities	4,147	238	—	4,385
Total investments held-to-maturity	$9,145	$238	$(88)	$9,295

Below is the schedule of both available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2016 (unaudited) and December 31, 2015 and the length of time the individual security has been in a continuous unrealized loss position which were comprised of 2 and  11 securities, respectively. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At September 30, 2016, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	September 30, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$44	$(6)	$44	$(6)
U.S. Government sponsored securities	—	—	499	(1)	499	(1)
Total temporarily impaired securities	$—	$—	$543	$(7)	$543	$(7)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,117	$(4)	$1,117	$(4)
U.S. Government sponsored securities	—	—	10,852	(121)	10,852	(121)
Total temporarily impaired securities	$—	$—	$11,969	$(125)	$11,969	$(125)

The scheduled maturities of debt securities at September 30, 2016 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	3,000	3,033
Due after ten years	10,500	10,528
Mortgage-backed securities	8,021	8,371
Total	$21,521	$21,932

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$73,791	$76,632
Multi-family	2,056	2,100
Total	75,847	78,732
Non-residential	7,503	8,290
Construction and land loans	4,665	4,835
Home equity line of credit (“HELOC”)	3,714	3,695
Consumer and other loans:
Loans to depositors, secured by savings	20	27
	91,749	95,579
Add:
Net discount on purchased loans	(9)	(9)
Unamortized net deferred costs	19	26
Less:
Undisbursed portion of construction loans	(820)	(871)
Unearned net loan origination fees	(54)	(39)
Less allowance for loan losses	(1,219)	(1,561)
Loans receivable, net	$89,666	$93,125

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

•	General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired loans. The portfolio is grouped into similar risk characteristics, primarily loan type and regulatory classification. We apply an estimated loss rate using a rolling two year average to each loan group. The loss rates applied are based upon our loss experience adjusted, as appropriate, for the qualitative factors discussed below.

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

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2016	$961	$179	$87	$—	$1,227
Charge-offs	(2)	—	—	—	(2)
Recoveries	—	—	—	—	—
Provisions (Reversals)	15	(21)	—	—	(6)
Ending balance, September 30, 2016	$974	$158	$87	$—	$1,219

Beginning balance, January 1, 2016	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions (Reversals)	18	(36)	11	(250)	(257)
Ending balance, September 30, 2016	$974	$158	$87	$—	$1,219

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$39	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment. .	$3,992	$1,406	$2,388	$—	$7,786
Ending balance: collectively evaluated for impairment	$75,589	$6,097	$2,277	$—	$83,963

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2015	$1,202	$88	$185	$250	$1,725
Charge-offs	—	(247)	(25)	—	(272)
Recoveries	4	—	170	—	174
Provisions (Reversals)	(129)	331	(207)	—	(5)
Ending balance, September 30, 2015	$1,077	$172	$123	$250	$1,622

Beginning balance, January 1, 2015	$1,228	$79	$174	$250	$1,731
Charge-offs	(17)	(247)	(25)	—	(289)
Recoveries	14	—	170	—	184
Provisions (Reversals)	(148)	340	(196)	—	(4)
Ending balance, September 30, 2015	$1,077	$172	$123	$250	$1,622

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$40	$—	$—	$—	$40
Ending balance: collectively evaluated for impairment	$1,037	$172	$123	$250	$1,582
Loans:
Ending balance: individually evaluated for impairment	$3,276	$1,667	$2,165	$—	$7,108
Ending balance: collectively evaluated for impairment	$79,764	$7,059	$2,894	$—	$89,717

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(22)	(247)	(106)	—	(375)
Recoveries	29	5	170	—	204
Provisions (Reversals)	(275)	357	(81)	—	1
Ending balance	$960	$194	$157	$250	$1,561

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$46	$—	$—	—	$46
Ending balance: collectively evaluated for impairment	$914	$194	$157	$250	$1,561
Loans:
Ending balance: individually evaluated for impairment	$3,189	$1,299	$1,971	$—	$6,459
Ending balance: collectively evaluated for impairment	$79,265	$6,991	$2,864	$—	$89,120

Credit risk profile by internally assigned classification as of September 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Pass	$73,715	$6,097	$2,277	$82,089
Special mention	3,256	161	89	3,506
Substandard	2,610	1,245	2,299	6,154
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$79,581	$7,503	$4,665	$91,749

Credit risk profile by internally assigned classification as of December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Pass	$79,697	$7,156	$2,863	$89,716
Special mention	1,481	—	94	1,575
Substandard	1,276	1,134	1,878	4,288
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,454	$8,290	$4,835	$95,579

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the nine months ended September 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,841	$1,406	$2,388	$6,635
Unpaid principal balance	3,172	1,696	3,547	8,415
Average recorded investment, for the three months ended September 30, 2016	2,785	1,355	2,396	6,536
Interest income recognized	37	12	23	72
Interest income foregone	11	4	1	16
Average recorded investment, for the nine months ended September 30, 2016	2,468	1,333	2,291	6,092
Interest income recognized	111	34	96	241
Interest income foregone	24	11	2	37
With an allowance recorded:
Recorded investment	1,151	—	—	1,151
Unpaid principal balance	1,151	—	—	1,151
Related allowance	39	—	—	39
Average recorded investment, for the three months ended September 30, 2016	1,156	—	—	1,156
Interest income recognized	9	—	—	9
Interest income foregone	3	—	—	3
Average recorded investment, for the nine months ended September 30, 2016	1,154	—	—	1,154
Interest income recognized	31	—	—	31
Interest income foregone	4	—	—	4
Total
Recorded investment	3,992	1,406	2,388	7,786
Unpaid principal balance	4,323	1,696	3,547	9,566
Related allowance	39	—	—	39
Average recorded investment, for the three months ended September 30, 2016	3,941	1,355	2,396	7,692
Interest income recognized	46	12	23	81
Interest income foregone	14	4	1	19
Average recorded investment, for the nine months ended September 30, 2016	3,622	1,333	2,291	7,246
Interest income recognized	142	34	96	272
Interest income foregone	28	11	2	41

Impaired loans as of the three and for the nine months ended September 30, 2015 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,226	$1,667	$2,165	$6,058
Unpaid principal balance	2,629	1,973	3,209	7,811
Average recorded investment, for the three months ended September 30, 2015	2,739	1,835	2,188	6,762
Interest income recognized	123	17	26	166
Interest income foregone	7	9	1	17
Average recorded investment, for the nine months ended September 30, 2015	3,711	1,919	2,209	7,839
Interest income recognized	233	34	80	347
Interest income foregone	36	24	4	64
With an allowance recorded:
Recorded investment	1,050	—	—	1,050
Unpaid principal balance	1,049	—	—	1,049
Related allowance	40	—	—	40
Average recorded investment, for the three months ended September 30, 2015	1,052	—	—	1,052
Interest income recognized	8	—	—	8
Interest income foregone	1	—	—	1
Average recorded investment, for the nine months ended September 30, 2015	872	—	—	872
Interest income recognized	25	—	—	25
Interest income foregone	1	—	—	1
Total
Recorded investment	3,276	1,667	2,165	7,108
Unpaid principal balance	3,678	1,973	3,209	8,860
Related allowance	40	—	—	40
Average recorded investment, for the three months ended September 30, 2015	3,791	1,835	2,188	7,814
Interest income recognized	131	17	26	174
Interest income foregone	8	9	1	18
Average recorded investment, for the nine months ended September 30, 2015	4,583	1,919	2,209	8,711
Interest income recognized	258	34	80	372
Interest income foregone	37	24	4	65

Impaired loans as of and for the year ended December 31, 2015 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,199	$1,299	$1,971	$5,469
Unpaid principal balance	2,528	1,570	3,048	7,146
Average recorded investment, for the twelve months ended December 31, 2015	3,321	1,766	2,176	7,263
Interest income recognized	270	44	104	418
Interest income foregone	39	28	7	74
With an allowance recorded:
Recorded investment	990	—	—	990
Unpaid principal balance	990	—	—	990
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	880	—	—	880
Interest income recognized	33	—	—	33
Interest income foregone	—	—	—	—
Total
Recorded investment	3,189	1,299	1,971	6,459
Unpaid principal balance	3,518	1,570	3,048	8,136
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	4,201	1,766	2,176	8,143
Interest income recognized	303	44	104	451
Interest income foregone	39	28	7	74

An aged analysis of past due loans as of September 30, 2016 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$77,451	$7,395	$4,629	$89,475
30 - 59 days past due	1,191	—	—	1,191
60 - 89 days past due	160	—	—	160
Greater than 90 day past due and still accruing	212	—	—	212
Greater than 90 days past due	567	108	36	711
Total past due	2,130	108	36	2,274
Total	$79,581	$7,503	$4,665	$91,749

An aged analysis of past due loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$81,278	$8,187	$4,796	$94,261
30 - 59 days past due	910	—	39	949
60 - 89 days past due	6	—	—	6
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	260	103	—	363
Total past due	1,176	103	39	1,318
Total	$82,454	$8,290	$4,835	$95,579

Non-performing loans as of September 30, 2016 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$413	$1,222	$36	$1,671
Other non-accrual loans	564	—	—	564
Total non-accrual loans	977	1,222	36	2,235
Accruing troubled debt restructured loans	1,494	184	1,792	3,470
Total	$2,471	$1,406	$1,828	$5,705

Non-performing loans as of December 31, 2015 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$430	$1,097	$39	$1,566
Other non-accrual loans	294	—	—	294
Total non-accrual loans	724	1,097	39	1,860
Accruing troubled debt restructured loans	1,657	202	1,838	3,697
Total	$2,381	$1,299	$1,877	$5,557

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

The following includes loans classified as troubled debt restructurings during the three and nine months ended September 30, 2016 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	2	$347	$347
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	2	$347	$347

For the three months ended September 30, 2015 (unaudited), there were no loans classified as troubled debt restructurings.

The following includes loans classified as troubled debt restructurings during the nine months ended September 30, 2015 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate and consumer	7	$844	$844
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	7	$844	$844

There were no troubled debt restructures that subsequently defaulted during the nine months ended September 30, 2016 and 2015 (unaudited).

Loans serviced by the Bank for the benefit of others totaled $422,000 and $434,000 at September 30, 2016 (unaudited) and December 31, 2015, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $5,000 as of September 30, 2016 (unaudited).

5.   OTHER REAL ESTATE OWNED

The balance in other real estate owned at September 30, 2016 (unaudited) and December 31, 2015 was zero.

The activity in residential other real estate owned is as follows:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$379
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	(41)
Sales	—	(180)
Provisions	—	(158)
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	September 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,446	$1,758
NOW and Money market	21,445	20,591
Savings	14,194	14,721
Certificates of deposit	56,523	55,622
Total deposits	$93,608	$92,692

The aggregate amount of time deposits in denominations of $250,000 or more as of September 30, 2016 (unaudited) and December 31, 2015 was $2,214,000 and $1,575,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At September 30, 2016 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2016	$6,834
2017	19,867
2018	10,075
2019	7,077
2020	6,419
2021	6,251
Total	$56,523

Executive officers’ and directors’ deposits were $498,000 and $609,000 at September 30, 2016 (unaudited) and December 31, 2015, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	September 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$14	$5
Allowance for credit losses	481	616
Deferred compensation	65	97
Allowance for ground rents	60	54
Allowance for delinquent mortgage interest	155	149
Contribution carryforward	2	2
Net operating loss carryforward	1,648	1,442
Accrued severance	138	—
Unrealized loss on available-for-sale securities	—	7
Total deferred tax assets	2,563	2,372
Valuation allowance	(1,648)	(1,442)
Deferred tax assets after valuation allowance	915	930
Deferred tax liabilities:
Depreciation	129	128
ESOP	20	9
Unrealized gain on available-for-sale securities	20	—
Total deferred tax liabilities	169	137
Net deferred tax assets	$746	$793

The provision for income taxes is comprised of the following:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(10)	$(5)
Deferred tax	19	267
Total	$9	$262

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

At September 30, 2016, the Bank had approximately $3,300,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the three and nine months ended September 30, 2016 (unaudited) and December 31, 2015 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in thousands)	(unaudited)		(unaudited)

Balance at beginning of period	$(1,598)	$(1,079)	$(1,442)	$(843)
Expiration of capital loss carryforwards	—	—	—	—
Increase in valuation allowance	(50)	(215)	(206)	(451)
Balance as of September 30	$(1,648)	$(1,294)	$(1,648)	$(1,294)

(Dollars in thousands)	For the Year Ended December 31, 2015
Balance of January 1, 2015	$(843)
Expiration of capital loss carryforwards	2
Increase in valuation allowance	(601)
Balance of December 31, 2015	$(1,442)

As of December 31, 2015 and June 30, 2016, the Bank had remained in a cumulative loss position for four consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset.

Management considered the following positive and negative evidence in its evaluation of the need for a valuation allowance of the remaining deferred tax assets and liabilities relating to the timing difference in the aggregate of $746,000: the Bank reported taxable income in 2011, 2010 and 2009; the Bank was able to carry back all of the federal and substantially all of the net operating loss realized in 2012. The Bank had no history of net operating losses expiring unused. In addition, the local economy of the markets in which the Bank conducts business have been showing signs of continued improvement over the past two years and was a significant factor when considering the need for a valuation allowance. During 2015 and 2016, the trends continued to be positive; however, if these trends flatten or reverse, there is a potential that such negative evidence could outweigh the prevailing positive factors. The Bank hired a new CEO/President effective September 30, 2016, who has a strong background in Commercial lending/management. In addition, we are actively searching for additional CRE professionals to add to our staff in order to strengthen our CRE management processes and increase our loan production. In the fourth quarter of 2016 one of our long term high rate FHLB advances will be maturing and paid off. Based on the considerations discussed above, the preponderance of positive factors and the mitigation of negative factors, the Bank concluded that at December 31, 2015 and September 30, 2016; it was more likely than not that the Bank would be able to realize in the future the net deferred tax assets related to timing differences.

8.   STOCK BASED COMPENSATION

On May 24, 2016, the stockholders of MB Bancorp, Inc. (the “Company”) approved the MB Bancorp, Inc. 2016 Equity Incentive Plan (the “Plan”). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, officers and directors of the Company in the form of restricted stock, and up to 211,600 shares to be issued to employees, officers and directors of the Company in the form of stock options. At September 30, 2016, there were no stock options granted under the 2016 Equity Incentive Plan.

On September 30, 2016 the company awarded 2,500 shares of time vested restricted stock to the new President and Chief Executive Officer. The shares vest in two equal annual installments with the first one half vesting on September 30, 2017, the first anniversary of the date of the award. The Company recorded no restricted stock awards expense during the three months ended September 30, 2016. As of September 30, 2016, there was $33,500 of unrecognized compensation cost related to non-vested shares granted under the 2016 equity incentive plan. The cost is expected to be recognized over the vesting period of 2 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of September 30, 2016 and December 31, 2015 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the September 30, 2016 (unaudited) and December 31, 2015 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of September 30, 2016:
Total risk-based capital (to risk-weighted assets)	$25,542	37.84%	$5,822	≥8.625%
Tier I capital (to risk-weighted assets)	24,694	36.58	4,472	≥6.625
Tier I capital (to adjusted total assets)	24,694	18.13	5,449	≥4.000
Common equity tier 1 capital (to risk weighted assets)	24,694	36.58	3,459	>5.125

As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$25,897	36.11%	$5,737	≥8.0%
Tier I capital (to risk-weighted assets)	24,993	34.85	4,303	≥6.0
Tier I capital (to adjusted total assets)	24,993	17.94	5,573	≥4.0
Common equity tier 1 capital (to risk weighted assets)	24,993	34.85	3,227	>4.5

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	September 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Total Company equity capital	$31,747	$34,881
LESS: Parent Only Equity	7,021	9,899
LESS: Net unrealized (losses) gains on available-for-sale securities	32	(11)
Tier 1 Capital	$24,694	$24,993
Tier 1 Capital	$24,694	$24,993
Allowance for loan and lease losses includible in Tier 2 capital	848	904
Total risk-based capital	$25,542	$25,897

10.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the three and nine months ended September 30, 2016 and 2015 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended September 30, 2016 (unaudited)
Net unrealized loss on securities available-for-sale	$(8)	$3	$(5)
Other Comprehensive Loss	$(8)	$3	$(5)
Three Months Ended September 30, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$25	$(10)	$15
Other Comprehensive Gain	$25	$(10)	$15

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2016 (unaudited)
Net unrealized gain on securities available-for-sale	$71	$(28)	$43
Other Comprehensive Gain	$71	$(28)	$43
Nine Months Ended September 30, 2015 (unaudited)
Net unrealized loss on securities available-for-sale	$12	$(5)	$7
Other Comprehensive Gain	$12	$(5)	$7

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2016 and 2015 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended September 30, 2016 (unaudited)
Balance at Beginning of Period	$37	$37
Other comprehensive loss	(5)	(5)
Balance at End of Period	$32	$32

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	43	43
Balance at End of Period	$32	$32

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended September 30, 2015 (unaudited)
Balance at Beginning of Period	$7	$7
Other comprehensive gain	15	15
Balance at End of Period	$22	$22

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2015 (unaudited)
Balance at Beginning of Year	$15	$15
Other comprehensive gain	7	7
Balance at End of Period	$22	$22

The following table presents the amount reclassified out of accumulated other comprehensive income for the three months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	September 30, 2016	September 30, 2015
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(4)	$—	Realized gain on redemption of investment securities
	2	—	Provision for Income Tax
	$(2)	$—	Net Loss

Total Reclassifications for the Period	$(2)	$—	Net of Tax

The following table presents the amount reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	September 30, 2016	September 30, 2015
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(31)	$—	Realized gain on redemption of investment securities
	11	—	Provision for Income Tax
	$(20)	$—	Net Loss

Total Reclassifications for the Period	$(20)	$—	Net of Tax

11. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, restricted stock, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(346)	1,753,942	$(0.20)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(346)	1,753,942	$(0.20)

	Nine Months Ended September 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(517)	1,835,247	$(0.28)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(517)	1,835,247	$(0.28)

	Three Months Ended September 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(305)	1,954,240	$(0.16)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(305)	1,954,240	$(0.16)

	Nine Months Ended September 30, 2015 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(740)	1,951,437	$(0.38)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(740)	1,951,437	$(0.38)

There were no anti-dilutive shares excluded from the three and nine months ended September 30, 2016 and 2015 diluted earnings per share calculations.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2016 and December 31, 2015, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 3. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at September 30, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale):
FFCB Bonds	$—	$—	$—	$—	$—
Mortgage-backed securities:
FHLMC Certificates	640	—	640	—	—
FNMA Certificates	96	—	96	—	—
GNMA Certificates	702	—	702	—	—
Total assets measured at fair value on a recurring basis	$1,438	$—	$1,438	$—	$—

	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale):
FHLMC Bonds	$1,964	$—	$1,964	$—	$—
FFCB Bonds	4,980	—	4,980	—	—
Mortgage-backed securities:
FHLMC Certificates	703	—	703	—	—
FNMA Certificates	123	—	123	—	—
GNMA Certificates	710	—	710	—	—
Total assets measured at fair value on a recurring basis	$8,480	$—	$8,480	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at September 30, 2016 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,953	$—	$—	$3,953	$—
Commercial	1,406	—	—	1,406	—
Land	2,388	—	—	2,388	—
Construction	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$7,747	$—	$—	$7,747	$—

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at September 30, 2016 (unaudited) and December 31, 2015 are as follows:

	Carrying Value September 30, 2016	Fair Value September 30, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Unobservable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$3,119	$3,119	$3,119	$—	$—
Other interest bearing deposits in other banks	14,715	14,715	—	14,715	—
Investment securities	21,574	21,931	—	21,931	—
Federal Home Loan Bank stock	546	546	—	546	—
Loans, net	89,666	90,906	—	6,285	90,906
Bank owned life insurance	933	933	—	933	—
Accrued interest receivable	372	372	—	372	—

LIABILITIES
Deposits	$93,608	$93,535	$—	$—	$93,535
FHLB advances	10,000	10,194	—	—	10,194
Accrued interest payable	49	49	—	49	—

(Dollars in thousands)	Carrying Value December 31, 2015	Fair Value December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Unobservable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,924	$2,924	$2,924	$—	$—
Other interest bearing deposits in other banks	19,107	19,128	—	19,128	—
Investment securities	17,625	17,775	—	17,775	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	93,125	90,004	—	5,469	84,535
Bank owned life insurance	896	896	—	896	—
Accrued interest receivable	324	324	—	324	—

LIABILITIES
Deposits	$92,692	$89,354	$—	$—	$89,354
FHLB advances	12,000	12,400	—	—	12,400
Accrued interest payable	68	68	—	68	—

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2016 (unaudited) and December 31, 2015:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At September 30, 2016, we had total assets of $136.2 million, total deposits of $93.6 million and total equity of $31.7 million.

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

Balance Sheet Analysis

Assets. At September 30, 2016, our assets totaled $136.2 million, a decrease of $4.0 million, or 2.8%, from total assets of $140.2 million at December 31, 2015. The decrease in assets for the nine months ended September 30, 2016 was due mainly to: a $7.2 million, or 39.6% decrease in other interest-bearing deposits in other banks, a $7.1 million, or 83.0% decrease in investment securities available for sale, and a $3.4 million, or 3.7% decrease in loans, net, partially offset by a $11.0 million, or 120.2%, increase in investment securities held to maturity and a $3.1 million, or 82.1% increase in cash and cash equivalents.

Loans. At September 30, 2016, residential mortgage loans totaled $75.8 million, or 82.7% of the total loan portfolio compared to $78.7 million, or 82.4% of the total loan portfolio at December 31, 2015. Residential mortgage loans decreased by $2.9 million, or 3.66%, during the nine months ended September 30, 2016 primarily due to weak loan demand in our market area.

Non-residential real estate loans totaled $7.5 million, or 8.2% of total loans at September 30, 2016, compared to $8.3 million, or 8.7% of total loans, at December 31, 2015.

Construction and land loans totaled $4.7 million, and represented 5.1% of total loans, at September 30, 2016, compared to $4.8 million, or 5% of total loans, at December 31, 2015. At September 30, 2016, we had $1.5 million of construction loans, amounting to 31.2% of our construction and land loan portfolio, and $3.2 million of land loans, amounting to 68.8% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.7 million, or 4.0% of total loans, at September 30, 2016, compared to $3.7 million, or 3.9% of total loans, at December 31, 2015.

Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $20,000 at September, 2016, representing less than .02% of the loan portfolio.

Securities. At September 30, 2016, our securities held-to-maturity increased by $11.0 million, or 120.2%, from $9.1 million at December 31, 2015 to $20.1 million at September 30, 2016. The increase is due to the purchase of Federal Farm Credit Bureau bonds and Federal Home Loan Bank bonds. The bond growth was a reinvestment of repayments of securities, loan payoffs and loan amortizations. The Bank purchases securities until the demand for loan volume increases. Securities held-to-maturity at September 30, 2016 consisted of bonds issued by Federal Home Loan Bank, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. At September 30, 2016, our securities available-for-sale at fair value decreased by $7.1 million, or 83.0%, from $8.5 million at December 31, 2015 to $1.4 million at September 30, 2016. Securities available-for-sale at September 30, 2016 consisted of mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At September 30, 2016 other interest-bearing deposits in other banks decreased by $7.2 million, or 39.6% from $18.3 million at December 31, 2015 to $11.1 million at September 30, 2016. At September 30, 2016, we also held a $546,000 investment in the common stock of the Federal Home Loan Bank of Atlanta.

Ground Rents. Ground rents, net amounted to $676,000 at September 30, 2016 compared to $695,000 at December 31, 2015.

Deposits. Total deposits increased by $900,000, or 1.0%, to $93.6 million at September 30, 2016 from $92.7 million at December 31, 2015. Balances in non-interest-bearing deposits decreased by $312,000, or 17.8%, from $1.8 million at December 31, 2015 to $1.4 million at September 30, 2016. Interest-bearing deposits increased by $1.2 million, or 1.4%, to $92.2 million at September 30, 2016 compared to $90.9 million at December 31, 2015.

Borrowings. Borrowings from the Federal Home Loan Bank of Atlanta decreased by $2.0 million, or 16.7%, to $10.0 million at September 30, 2016 from $12.0 million at December 31, 2015. We paid off a 5.07%, long term FHLB advance that matured in July 2016.

Equity. Equity decreased by $3.2 million, or 9.0%, to $31.7 million at September 30, 2016 from $34.9 million at December 31, 2015 primarily as the result of the $2.8 million repurchase of 211,600 shares of common stock during the second quarter of 2016 and net losses of $517,000 for the nine months ended September 30, 2016.

Results of Operations for the Three Months Ended September, 2016 and 2015

Overview. We had a net loss of $346,000 for the three months ended September 30, 2016, as compared to net loss of $305,000 for the three months ended September 30, 2015. The increased net loss for the three months ended September 30, 2016 was primarily due to a decrease in net interest income and an increase in non-interest expense, offset by a decrease in income tax expense.

Net Interest Income. Net interest income decreased by $100,000, or 11.0%, for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. The decrease in net interest income was primarily attributable to a decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $10.8 million or 43.3% decrease in the average balance of interest bearing deposits in other banks and a $5.5 million or 5.7% decrease in the average balance of loans receivable, net of unearned fees (due to loan payoffs and intense competition in our market area during the three months ended September 30, 2016), partially offset by a $4.6 million increase in the average balance of investment securities held-to-maturity.

Interest on loans receivable, net of unearned fees decreased by $157,000, or 14.7%, for the three months ended September 30, 2016 as compared to the comparable period in 2015, due to a $5.5 million decrease in the average balance and an 42 basis point decrease in the average yield from 4.41% at September 30, 2015 to 3.99% at September 30, 2016.

Interest on investment securities held-to-maturity increased by $71,000 for the three months ended September 30, 2016 as compared to the comparable period in 2015. There was a 98 basis point increase in the average yield from 3.19% for the three months ended September 30, 2015 to 4.17% for the three months ended September 30, 2016 and a $4.6 million increase in the average balance.

Interest on certificates of deposit increased by $13,000, or 7.9%, during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to a 12 basis point increase in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $19,000, or 14.8%, during the three months ended September 30, 2016, due to a $1.4 million, or 12.0%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances. In July 2016, we began paying off the Federal Home Loan Bank of Atlanta advances with longer terms that carried high interest rates, which decreased the average cost of funds by 12 basis points.

At September 30, 2016, we had $10.0 million in advances from the Federal Home Loan Bank of Atlanta, which mature between October 2016 and September 2017 and carry interest rates ranging from 3.65% to 4.40% with a weighted average interest rate of 3.98%. Paying off such advances in full at September 30, 2016, we would have incurred prepayment penalties totaling approximately $194,000. To date we have elected not to prepay any of these long-term advances. However, while such advances remain outstanding they will continue to have a negative effect on our interest rate spread.

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

	Three Months Ended September 30,
	2016 (unaudited)			2015 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$14,104	$34	.96%	$24,873	$48	.78%
Loans net of unearned fees	91,362	911	3.99	96,871	1,068	4.41
Investment securities available-for-sale – amortized cost	2,074	14	2.70	2,667	18	2.65
Investment securities held-to-maturity	13,921	145	4.17	9.321	74	3.19
Other interest-earning assets	582	7	4.81	688	9	4.90
Total interest-earning assets	122,043	1,111	3.64	134,420	1,217	3.62
Cash and due from banks	3,274			3,742
Allowance for credit losses	(1,227)			(1,795)
Other non-interest-earning assets	6,562			7,059
Total assets	$130,652			$143,426

Interest-bearing liabilities:
Certificates of deposit	$56,999	$177	1.24%	$58.390	$164	1.12%
NOW and money market	21,439	13	.24	21,141	12	.24
Savings	14,342	4	.11	15,030	5	.10
Federal Home Loan Bank advances	10,565	109	4.13	12,000	128	4.25
Total interest-bearing liabilities	103,345	303	1.17	106,561	309	1.15
Non-interest-bearing demand deposits	1,478			849
Other non-interest-bearing liabilities	444			580
Total liabilities	105,267			107,990
Total equity	25,385			35,436
Total liabilities and equity	$130,652			$143,426
Net interest income		$808			$908
Interest rate spread			2.47%			2.46%
Net interest margin			2.65%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			118.09%			126.14%

Provision for Loan Losses. We had a reversal for loan losses of $6,000 for the three months ended September 30, 2016, compared to a reversal for loan losses of $5,000 for the three months ended September 30, 2015. The 2016 and 2015 reversals were due to the repayment of troubled debt restructured loans in compliance with their modified terms. At September 30, 2016, the allowance for loan losses was $1.2 million, or 1.33% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.

Non-accrual loans amounted to $2.2 million at September 30, 2016 compared to $1.9 million at December 31, 2015. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 21.37% at September 30, 2016 compared to 28.09% at December 31, 2015. There were net loan charge offs of $2,000 during the three months ended September 30, 2016, compared to net loan charge-offs of $98,000 during the three months ended September 30, 2015.

Non-interest Income. Total non-interest income decreased by $19,000, or 31.7%, from $60,000 for the three months ended September 30, 2015 to $41,000 for the three months ended September 30, 2016. The decrease in total non-interest income was due to a $10,000 decrease in fees and charges on loans and an $8,000 decrease in gain on sale of real estate held for sale.

Non-interest Expenses. Total non-interest expenses increased by $221,000, or 19.7%. We had non-interest expenses of $1.3 million for the three months ended September 30, 2016 and $1.1 million for the three months ended September 30, 2015. The increase primarily was attributable to a $289,000 increase in salaries and employee benefits (due to the severance agreement for the prior president), a $28,000 increase in legal and professional fees and a $13,000 increase in data processing and other outside services, partially offset by a $96,000 decrease in provision for loss on other real estate owned.

Income Tax Expense. We had an income tax benefit of $141,000 during the three months ended September 30, 2016 and an income tax expense of $157,000 during the three months ended September 30, 2015. The change in various temporary differences had the effect of reducing our NOL, which then caused the valuation allowance to be reduced, which caused a tax benefit to be recorded. For 2015, the deferred tax asset related to net operating losses increased for the three months ended September 30, 2015, which increased the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Overview. We had a net loss of $517,000 for the nine months ended September 30, 2016, as compared to net loss of $740,000 for the nine months ended September 30, 2015. The reduced net loss for the nine months ended September 30, 2016 was primarily due to the reversal of the unallocated loan loss reserve established September 2014, and a decrease in income tax expense, offset by a decrease in net interest income and an increase in non-interest expenses.

Net Interest Income. Net interest income decreased by $230,000, or 8.5%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease in net interest income was primarily attributable to a decrease in the average balance of interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $8.9 million or 35.9% decrease in the average balance of interest bearing deposits in other banks and a $6.9 million or 7.0% decrease in the average balance of loans receivable, net of unearned fees (due to weak loan demand in our market area during the nine months ended September 30, 2016), partially offset by a $2.6 million increase in the average balance of investment securities available-for-sale and a $7.4 million increase in the average balance of investment securities held-to-maturity.

Interest on loans receivable, net of unearned fees decreased by $378,000, or 11.9%, for the nine months ended September 30, 2016 as compared to the comparable period in 2015, due to a $6.9 million decrease in the average balance and an 23 basis point decrease in the average yield from 4.24% at September 30, 2015 to 4.01% at September 30, 2016. The decrease in average yield is due to higher yielding loan payoffs being replaced by lower yielding originations.

Interest on investment securities available-for-sale increased by $56,000 for the nine months ended September 30, 2016 as compared to the comparable period in 2015. There was a $2.6 million increase in the average balance of investment securities available-for-sale.

Interest on investment securities held-to-maturity increased by $146,000 for the nine months ended September 30, 2016 as compared to the comparable period in 2015. There was a $7.4 million increase in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit increased by $32,000, or 6.4%, during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to a 12 basis point increase in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $21,000, or 5.5%, during the nine months ended September 30, 2016, due to a $2.1 million, or 15.3%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 44 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the first quarter of 2015, we began paying off the Federal Home Loan Bank of Atlanta advances with relatively short terms that carried low interest rates, which had the effect of increasing average cost of funds.

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

	Nine Months Ended September 30,
	2016 (unaudited)			2015 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost

Interest-earning assets:
Interest-bearing deposits in other banks	$15,965	$107	.89%	$24,888	$136	.73%
Loans net of unearned fees	92,918	2,797	4.01	99,860	3,175	4.24
Investment securities available-for-sale – amortized cost	4,130	88	2.85	1,565	32	2.73
Investment securities held-to-maturity	18,260	404	2.95	10,902	258	3.16
Other interest-earning assets	647	23	4.74	773	36	6.14
Total interest-earning assets	131,920	3,419	3.46	137,988	3,637	3.51
Cash and due from banks	2,989			3,358
Allowance for credit losses	(1,362)			(1,752)
Other non-interest-earning assets	6,551			7,280
Total assets	$140,098			$146,874

Interest-bearing liabilities:
Certificates of deposit	$57,803	$529	1.22%	$60,151	$497	1.10%
NOW and money market	21,039	38	.24	21,650	36	.22
Savings	14,451	11	.10	15,002	12	.10
Federal Home Loan Bank advances	11,624	361	4.15	13,722	382	3.71
Total interest-bearing liabilities	104,917	939	1.19	110,525	927	1.12
Non-interest-bearing demand deposits	1,480			875
Other non-interest-bearing liabilities	485			558
Total liabilities	106,882			111,958
Total equity	33,216			34,916
Total liabilities and equity	$140,098			$146,874
Net interest income		$2,480			$2,710
Interest rate spread			2.27%			2.40%
Net interest margin			2.51%			2.62%
Ratio of average interest-earning assets to average interest-bearing liabilities			125.74%			124.85%

Provision for Loan Losses. We had a reversal for loan losses of $257,000 for the nine months ended September 30, 2016, compared to a reversal for loan losses of $4,000 for the nine months ended September 30, 2015. The reduction in provision for loan losses was due primarily to the reversal of the unallocated reserve of $250,000. The unallocated reserve was established in September 2014 for properties in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraisals. Since the Bank sold all other real estate owned (REO) properties, the Bank reduced this unallocated reserve that was no longer needed. The 2015 provision was principally the result of loan charge offs, REO payoffs and writedowns and new troubled debt modifications. At September 30, 2016, the allowance for loan losses was $1.2 million, or 1.33% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.

Non-accrual loans amounted to $2.2 million at September 30, 2016 compared to $1.9 million at December 31, 2015. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 21.37% at September 30, 2016 compared to 28.09% at December 31, 2015.There were net loan charge offs of $85,000 during the nine months ended September 30, 2016, compared to net loan charge-offs of $105,000 during the nine months ended September 30, 2015.

Non-interest Income. Total non-interest income increased by $4,000, or 2.7%, from $148,000 for the nine months ended September 30, 2015 to $152,000 for the nine months ended September 30, 2016. The increase in total non-interest income was due to a $31,000 gain on calls of securities.

Non-interest Expenses. Total non-interest expenses increased by $57,000, or 1.7%. We had non-interest expenses of $3.4 million for the nine months ended September 30, 2016 and $3.3 million for the nine months ended September 30, 2015. The increase primarily was attributable to a $229,000 increase in salaries and employee benefits (due to the severance agreement for the prior president) and a $41,000 increase in data processing and other outside services, offset by a $147,000 decrease in provision for loss on other real estate owned, a $30,000 decrease in advertising and marketing related expenses, and a $16,000 decrease in legal and professional fees.

Income Tax Expense. We had an income tax expense of $9,000 and $262,000 during the nine months ended September 30, 2016 and 2015, respectively. The change in various temporary differences had the effect of reducing our NOL, which then caused the valuation allowance to be reduced, which caused a tax benefit to be recorded. For 2015, the deferred tax asset related to net operating losses increased for the nine months ended September 30, 2015, which increased the valuation allowance and caused an income tax expense to be recorded instead of an income tax benefit normally associated with a net loss.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2016	December 31, 2015
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$977	$724
Non-residential	1,222	1,097
Construction and land	36	39
Total	2,235	1,860
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	212	—
Total	212	—
Total of non-performing loans and accruing loans 90 days or more past due	2,447	1,860
Assets acquired through foreclosure	—	—
Ground rents	152	136
Total non-performing assets	2,599	1,996
Troubled debt restructurings accruing	3,470	3,697
Troubled debt restructurings accruing and total non-performing assets	$6,069	5,693
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.67%	1.95%
Total non-performing loans to total assets	1.64	1.33
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.91	1.42
Total non-performing loans and accruing troubled debt restructurings to total assets	4.19	3.96
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	4.45	4.06

At September 30, 2016 non-accrual loans consisted of 21 residential mortgage loans totaling $977,000, three non-residential loans totaling $1.2 million, one construction and land loan totaling $36,000. The increase in non-performing loans at September 30, 2016 as compared to December 31, 2015 is primarily the result of five new non-performing loans totaling $416,000. We had two loans 90 days or more but still accruing at September 30, 2016 and no loans 90 days or more but still accruing at December 31, 2015.

At September 30, 2016, our largest non-performing loan relationships consisted of a $933,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at September 30, 2016 as the borrower had not made six consecutive monthly payments under the restructured terms. We also had a $23,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at September 30, 2016, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At September 30, 2016 and December 31, 2015, we had $3.5 million and $3.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At September 30, 2016, our largest accruing troubled debt restructured loan was a $1.7 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at September 30, 2016. At September 30, 2016, the borrower had a second loan with an outstanding balance of $52,000 secured by the same property. The borrower is seeking to sell the property securing these loans. In 2014 and 2015, we received updated appraisals indicating impairments of $634,000 and $5,000, respectively. Accordingly, the impairment losses were charged off. Both loans will mature November 1, 2016.

Interest income that would have been recorded for the nine months ended September 30, 2016 and 2015 had non-accrual loans been current according to their original terms, amounted to approximately $41,000 and $65,000, respectively. Interest income of $272,000 and $372,000 related to non-accrual loans was included in interest income for the nine months ended September 30, 2016 and 2015, respectively.

At September 30, 2016, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2016	2015
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,561	$1,731

Charge-Offs:
Residential, home equity lines of credit and consumer	(4)	(17)
Non-residential	—	(247)
Construction and land loans	(81)	(25)
Total charge-offs	(85)	(289)

Recoveries:
Residential, home equity lines of credit and consumer	—	14
Non-residential	—	—
Construction and land loans	—	170
Total recoveries	—	184

Net charge-offs	(85)	(105)
(Reversal) provision for loan losses	(257)	(4)
Allowance at end of period	$1,219	$1,622
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	21.37%	26.32%
Allowance for loan losses to total loans at end of period.	1.33%	1.68%
Net charge-offs to average loans outstanding during the period	.09%	.10%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $6.8 million. Securities classified as available-for-sale amounting to $1.4 million at September 30, 2016, provide an additional source of liquidity. In addition, at September 30, 2016, we had the ability to borrow a total of approximately $33.9 million from the Federal Home Loan Bank of Atlanta. At September 30, 2016, we had $10 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at September 30, 2016.

At September 30, 2016, we had $746,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2016 totaled $6.8 million, or 12.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations was enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering, initially, has had an adverse impact on our return on equity. Going forward, we may use capital management tools such as cash dividends and common share repurchases. During the six months ended June 30, 2016, we repurchased 211,600 shares of our common stock at a total cost of $2.8 million.

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

For the nine months ended September 30, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “Form 10-K”) (File No. 000-55341). As of September 30, 2016, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

10.1	Two-Year Change in Control Agreement dated September 30, 2016 by and between Madison Bank of Maryland, Philip P. Phillips and MB Bancorp, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

____________________

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated: November 14, 2016	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated: November 14, 2016	By:	/s/ Robin L. Taylor
Robin L. Taylor
Vice President and Chief Financial Officer
(principal financial and accounting officer)