Form 10-K
period 2016-12-31
MB Bancorp Inc
filed 2017-03-30
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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
Registrant’s telephone number, including area code: (410) 420-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2016 was $24,783,952. As of March 30, 2017, the registrant had 1,892,200 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2017 annual meeting of stockholders (Part III).

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
PART I
Item 1.      Business
General
MB Bancorp, Inc.   MB Bancorp (the “Company”) was incorporated in August 2014 to be the holding company for Madison Bank of Maryland (the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On December 29, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 2,116,000 shares of its common stock at a price of  $10.00 per share, through which the Company received net offering proceeds of  $20,165,000. During the year ended December 31, 2016, the Company repurchased 215,600 shares of its common stock at an average price of  $13.07 per share. The Company’s principal business activity is the ownership of the outstanding shares of the common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement entered into with the Bank.
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
Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2016, we had consolidated assets of  $131.3 million, total deposits of  $93.0 million and total equity of  $30.3 million.
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
Demographic and economic growth trends provide key insight into the health of our market area. Baltimore and Harford counties recorded similar population growth from 2010 to 2015 (0.6% annually), which was slightly slower than the Maryland and national growth rates of 0.8% and 0.7%, respectively. Baltimore County and Harford County reported higher median household and per capita incomes in relation to national averages. Compared to the State of Maryland, Harford County reported higher income levels, while Baltimore County reported lower income levels. According to the U.S. Census Bureau, median household income for 2016 was $67,095 for Baltimore County and $80,465 for Harford County, compared to $74,551 for Maryland and $53,889 for the United States as a whole. Median household income for 2015 was $67,766 for Baltimore County and $79,403 for Harford County.
The unemployment rates for Maryland and the Baltimore and Harford County area was 4.2% , 4.1% and 3.5%, respectively, in December 2016 (down from Maryland 5.1% and the Baltimore metropolitan area 4.9%, respectively, as of December 2015), below the declining national unemployment rate of 4.7%. Over the past several years, the unemployment rates for Maryland, the Baltimore metropolitan statistical area and Baltimore County have remained more stable than that of the United States with the highest level of unemployment reported in Baltimore County at 7.2% in 2012 as compared to the highest national unemployment rate of 8.5% in 2011. While much improved in 2016, Harford County exhibited unemployment data better than the state and national averages through December 2016, with rates varying from 4.4% in July 2016 to 3.5% in December 2016. The demographic information is based on information provided by The Office of Workforce Information and Performance (OWIP).
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
Residential Mortgage Loans.   At December 31, 2016, we had $73.3 million in residential mortgage loans, which represented 82.4% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes, most of which are located in our primary market area. Included in residential mortgage loans are loans secured by one- to four-family properties, which totaled $71.3 million at December 31, 2016, and loans secured by multi-family properties, which totaled $2.0 million at December 31, 2016. Of our residential mortgage loans, at December 31, 2016, $67.5 million, or 92.1% of residential mortgage loans, were secured by owner-occupied residences, $3.2 million, or 4.4% of residential mortgage loans, were secured by investor-owned properties, $2.0 million, or 2.7% of residential mortgage loans, were secured by multi-family properties and $617,000, or 0.8% of residential mortgage loans, were second mortgage loans.
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

Included in residential mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years and in amounts of up to $200,000. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Second mortgage loans totaled $617,000 at December 31, 2016 and represented 0.8% of residential mortgage loans at such date.
Non-residential Real Estate Loans.   At December 31, 2016, we had $7.0 million of non-residential real estate loans in our portfolio. The non-residential real estate securing these loans generally consists of churches, small office buildings and marinas.
As of December 31, 2016, our largest non-residential real estate loan had an outstanding balance of $1.4 million and was secured by a church in Baltimore County. This loan was performing in accordance with its terms at December 31, 2016.
Construction and Land Loans.   At December 31, 2016, we had $5.1 million of construction and land loans, which represented 5.7% of our total loan portfolio. At December 31, 2016, construction and land loans consisted of  $2.0 million of construction loans, amounting to 39.2% of our construction and land loan portfolio, and $3.1 million of land loans, amounting to 60.8% of our construction and land loan portfolio.
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
At December 31, 2016, our largest construction and land loan relationship was a $1.8 million land loan secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. This loan was performing according to its restructured terms at December 31, 2016 although we have experienced delinquencies on this loan in the past. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Analysis of Non-performing and Classified Assets.”
Home Equity Lines of Credit.   We offer home equity lines of credit in amounts of up to $200,000, although on occasion, in the past, we have approved home equity lines of credit in excess of this amount. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal and terms of up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Our home equity lines of credit are not necessarily secured by residential real estate on which we also maintain the first mortgage. At December 31, 2016, home equity lines of credit totaled $3.5 million, or 3.9% of our total loan portfolio.
At December 31, 2016, our largest outstanding balance on a home equity line of credit was $716,000, and the line of credit is secured by a residential investment property in Worcester County, Maryland. The loan is part of a larger lending relationship of  $1.2 million, which includes real estate loans of  $466,000 secured by land. The loans were performing in accordance with their terms at December 31, 2016.
Consumer Loans.   The only consumer loans we offer are loans to depositors, secured by savings. At December 31, 2016, consumer loans totaled $18,000, or less than 0.02% of our total loan portfolio.

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
Loans to One Borrower.   The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2016, our regulatory limit on loans-to-one-borrower was $3.8 million. Notwithstanding our regulatory loans-to-one-borrower limitation, our current policy is to limit our loans to one borrower to no more than $1.5 million. At December 31, 2016, our largest lending relationship was six loans totaling $2.2 million, loans made prior to the imposition of our current policy. These loans are performing at December 31, 2016. There are two properties in Baltimore City, secured by a four story investment building and residential apartments. There are two properties in Baltimore County secured by a marina and a personal residence. The personal residence is a participation with another financial institution. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Classified Assets.”
Loan Commitments.   We issue commitments for residential mortgages conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Most of our loan commitments expire after 30 days. See note 16 of the Notes to Consolidated Financial Statements.
Investment Activities
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored agencies and of state and municipal governments, mortgage-backed securities, including collateralized mortgage obligations and certificates of deposit of federally insured institutions. Within certain regulatory limits, we also may invest a portion of our assets in other permissible securities. As a member of the Federal Home Loan Bank of Atlanta, we also are required to maintain an investment in Federal Home Loan Bank of Atlanta stock.
At December 31, 2016, our investment securities for the Bank included securities available-for-sale and securities held-to-maturity. We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting

Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available for sale. In addition to our investment portfolio, at December 31, 2016, we maintained a $418,000 investment, at cost, in Federal Home Loan Bank of Atlanta common stock.
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
Borrowings.   We had $7.0 million in borrowings at December 31, 2016, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We had unused borrowing capacity of approximately $26.2 million with the Federal Home Loan Bank of Atlanta as of December 31, 2016. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window; no amounts were outstanding under the lines of credit at December 31, 2016.
Personnel
As of December 31, 2016, we had 27 full-time employees and 2 part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.
Subsidiaries
Madison Bank of Maryland has two subsidiaries, both of which are wholly owned subsidiaries. 1920 Rock Spring Road, LLC was formed in 1998 to own and hold real estate. At December 31, 2016, its primary asset was the real estate where Madison Bank of Maryland’s headquarters is located. Mutual, LLC was formed in 2011 to hold other real estate owned. At December 31, 2016, Mutual, LLC owned no properties.

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
The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Madison Bank of Maryland are: (i) a new common equity

Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged); and (iv) a Tier 1 leverage ratio of 4% for all institutions. In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 are grandfathered for companies with consolidated assets of  $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.
The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.
The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.
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
Loans to One Borrower.   Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2016, our regulatory loans-to-one borrower limitation was $3.8 million. Notwithstanding this regulatory limitation, our current policy is not to make loans to one borrower in excess of  $1.5 million.
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
A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2016, Madison Bank of Maryland maintained 79.1% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
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
Federal Home Loan Bank System.   Madison Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Bank of Maryland, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Madison Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2016 of  $418,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provided that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; and a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
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
Capital Requirements.   Savings and loan holding companies historically have not been subject to consolidated regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for savings and loan holding companies with consolidated assets over $1 million. Because MB Bancorp does not exceed this threshold, it is not subject to this requirement. See “Regulation and Supervision — Federal Banking Regulation — Capital Requirements.”
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
Federal Income Taxation
General.   We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2016 calendar year, Madison Bank of Maryland’s maximum statutory federal income tax rate was 34%.
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
Executive Officers Who Are Not Directors
The executive officers of MB Bancorp and Madison Bank of Maryland are elected annually by the Board of Directors and serve at the board’s discretion. The executive officers of MB Bancorp and Madison Bank of Maryland who are not directors are:
Name	Position
Lisa M. McGuire-Dick	Senior Vice President of MB Bancorp and Madison Bank of Maryland
John M. Wright	Executive Vice President and Chief Financial Officer of MB Bancorp and Madison Bank of Maryland
Below is information regarding our other executive officers who are not directors. Ages presented are as of December 31, 2016.
Lisa M. McGuire-Dick has been with Madison Bank of Maryland since October 2004, serving as Vice President until March 2014 when she was named Senior Vice President. She is responsible for our Human Resources department. Age 52.
John M. Wright has been with Madison Bank of Maryland since December 2016, serving as Executive Vice President and Chief Financial Officer. Age 50.
Item 1A.    Risk Factors
If our non-performing assets increase, or do not decrease, our earnings will continue to be adversely affected.
At December 31, 2016, our non-performing assets, which consist of non-accruing loans past due 90 days or more, ground rents that are delinquent three or more years, and other real estate owned, and accruing troubled debt restructurings were $5.8 million, or 4.39% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
We have had losses or nominal income in recent periods, including net losses of  $1.8 million and $1.0 million in the years ended December 31, 2016 and 2015, respectively. Our return on average assets was (1.27)% and (0.71)% for the years ended December 31, 2016 and 2015, respectively, and our return on average equity was (5.45)% and (2.96)% for the years ended December 31, 2016 and 2015, respectively.
Our recent losses were due primarily to a continued decline in net interest income, high non-interest expenses, valuation write downs of other real estate owned and deferred tax assets. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our strategic plan. In addition, the recent conversion will have a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the implementation of a stock-based incentive plan in May 2016. Accordingly, even if we successfully implement our strategic plan, our strategic initiatives may not succeed in generating or increasing income.
If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity.
Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2016, $73.3 million, or 82.4% of our total loan portfolio, was secured by residential real estate. Residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Based on data provided by the Maryland Association of Realtors, for December 31, 2016, 2015 and 2014, average residential real estate prices were $253,000, $200,000 and $229,950, respectively, in Baltimore County, and $257,000, $239,450 and $209,950, respectively, in Harford County. The 4th quarter increase of 9.3% in Baltimore County residential real estate values as a result of the uptick in the housing market in our market area has increased the value of the real estate collateral securing these types of loans. Moreover, Harford County saw a 4th quarter 6.2% increase in the value of residential real estate which decreased the risk that we would incur losses if borrowers default on their loans. Fluctuations in value and levels of bank-owned sales may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. On limited occasions, we originate “jumbo” loans, which are residential mortgage loans in amounts exceeding $417,000, which, due to the size of such loans, may expose us to additional credit risks. Moreover, we are a portfolio lender; accordingly, we expect to be exposed to the credit risk for longer periods of time, including in some cases for the entire term of the loan.

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
We recorded a (reversal) provision for loan losses of  $(258,000) and $1,000 for the years ended December 31, 2016 and 2015, respectively that were charged against income for those periods. We incurred net charge-offs of  $85,000 and $171,000, respectively, during the same periods. While our allowance for loan losses was 56.42% of non-performing loans and 1.37% of total loans at December 31, 2016, we may be required to make additional material additions to our allowance for loan losses that would materially decrease our net income.
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
We have had high levels of non-performing assets and low earnings relative to our peer institutions during 2015 and 2016. If we fail to improve asset quality and earnings, our regulators could subject us to a formal written agreement or cease and desist order, restrict Madison Bank of Maryland’s or MB Bancorp’s ability to pay dividends, restrict Madison Bank of Maryland’s or MB Bancorp’s growth or ability to engage in certain types of lending, require Madison Bank of Maryland or MB Bancorp to take remedial actions with respect to any capital deficiency, require Madison Bank of Maryland or MB Bancorp to submit a capital plan for approval, or take other adverse regulatory actions, any one of which would negatively impact our stock price.
Adverse conditions in the local economy or real estate market could hurt our profits.
Our success depends to a large degree on the general economic conditions in our market area of Baltimore and Harford counties in Maryland. During the recent recession, our market had a significant downturn in which we experienced falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Notwithstanding the stabilization in the national and Maryland economies that has occurred in 2015 and 2016, the Baltimore County and Harford County real estate markets have not fully recovered from their recent lows and remain weak. At December 31, 2016, most of our loan portfolio consisted of loans secured by real estate in our market area. The vast majority of our loans are secured by real estate in our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.
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
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven, and unemployment levels remain high. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets, accruing loans past due 90 days or more and troubled debt restructurings increased to a high of  $13.2 million at December 31, 2012. Since that time, the amount of non-performing assets and troubled debt restructurings declined to $5.7 million at December 31, 2015 and to $5.8 million at December 31, 2016. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.
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
As we resume commercial real estate lending, we may be exposed to increased lending risks and expenses.
As part of our strategy to increase earnings, we are gradually beginning to offer commercial real estate lending, and have added commercial lending personnel to assist us in these efforts. These types of loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. In addition, since such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future associated with the growth of such loans. Also, commercial real estate borrowers often have more than one loan outstanding with their lender. Consequently, as we increase our commercial real estate lending, an adverse development with respect to one loan or one credit relationship could expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. In addition, if we add new lending personnel, we will be required to make increased expenditures for salaries and employee benefits, and it may take some period of time for the new personnel to generate sufficient loan volume to offset these expenditures. Accordingly, we anticipate that, in the short term, net income could be negatively affected if we pursue this strategy.
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
We are dependent upon the services of a key executive and we could be harmed by the loss of his services.
We rely heavily on our President and Chief Executive Officer, Philip P. Phillips. The loss of Mr. Phillips could have a material adverse impact on our operations because, as a small company, we have fewer management-level personnel that have the experience and expertise to readily replace this individual. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition, and results of operations. We do not have key person life insurance on our executive officers.
Strong competition within our primary market area could negatively impact our prof its and slow growth.
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
On July 9, 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of  $500 million or more and top-tier savings and loan holding companies. Among other things, the rule establishes consolidated capital requirements for many savings and loan holding companies, including MB Bancorp, a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for Madison Bank of Maryland on January 1, 2015. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk weighted assets and will increase by that amount each year until fully implemented in January 1, 2019, when the full capital conservation buffer requirement will be effective.
Under the new capital standards, to be well-capitalized, Madison Bank of Maryland is required to have a common equity to Tier 1 capital ratio of 6.5% and a Tier 1 capital ratio of 8.0%.
The application of more stringent capital requirements for Madison Bank of Maryland could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy, and could limit our ability to make distributions, including paying out dividends or buying back shares. Specifically, Madison Bank of Maryland’s ability to pay dividends will be limited if Madison Bank of Maryland does not have the capital conservation buffer required by the new capital rules, which may limit our ability to pay dividends to shareholders.

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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.      Properties
We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2016.
Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2016	Deposits at December 31, 2016
					(In thousands)	(In thousands)
Main Office:
1920 Rock Spring Road Forest Hill, Maryland 21050	1999	19,440	Owned	—	$3,093	$25,894
Branch Offices:
501 S. Stepney Road Aberdeen, Maryland 21001	1998	3,596	Owned	—	$573	$17,143
8639 Belair Road Baltimore, Maryland 21236(1)	2012	2,400	Leased	8/31/2022	$11	$49,978

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

PART II
Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of                Equity Securities
(a)   Market for Common Equity and Related Stockholder Matters
MB Bancorp’s common stock is listed on the Pink Marketplace under the trading symbol “MBCQ” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2015 and 2016. MB Bancorp’s common stock commenced trading on December 30, 2014.
	High	Low	Close	Dividends Declared Per Share
Year Ended December 31, 2016:
First Quarter	$13.50	$12.18	$12.60	—
Second Quarter	$13.65	$12.75	$13.45	—
Third Quarter	$13.45	$12.95	$13.40	—
Fourth Quarter	$15.00	$13.40	$14.70	—
Year Ended December 31, 2015:
First Quarter	$11.20	$10.52	$11.20	—
Second Quarter	$14.00	$11.05	$12.92	—
Third Quarter	$13.50	$11.65	$12.50	—
Fourth Quarter	$13.70	$12.50	$13.48	—
As of March 30, 2017, there were approximately 65 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”
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

(c)   Issuer Purchases of Equity Securities
The Company repurchased 215,600 shares of its common stock at an average price of  $13.07 per share during the year ended December 31, 2016.
Item 6.      Selected Financial Data
The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2016 and 2015 and for the years then ended is derived in part from the audited consolidated financial statements of MB Bancorp that appear elsewhere in this Annual Report on Form 10-K.
	At December 31,
(In thousands)	2016	2015
Financial Condition Data:
Total assets	$131,311	$140,189
Cash and cash equivalents	9,267	3,721
Investment securities available-for-sale	3,698	8,480
Investment securities held-to-maturity	18,818	9,145
Loans receivable, net	86,030	93,125
Deposits	93,015	92,692
Federal Home Loan Bank advances	7,000	12,000
Total equity	30,324	34,881
	For the Year Ended December 31,
(In thousands)	2016	2015
Operating Data:
Interest income	$4,542	$4,763
Interest expense	1,205	1,232
Net interest income	3,337	3,531
(Reversal) Provision for loan losses	(258)	1
Net interest income after (reversal) provisions for loan losses	3,595	3,530
Non-interest income	39	188
Non-interest expense	4,614	4,418
Loss before income taxes	(980)	(700)
Income tax expense	771	334
Net loss	$(1,751)	$(1,034)

	At or For the Year Ended December 31,
	2016	2015
Performance Ratios(1):
Return on average assets	(1.27)%	(.71)%
Return on average equity	(5.45)	(2.96)
Interest rate spread(2)	2.37	2.35
Net interest margin(3)	2.60	2.58
Non-interest expenses to average assets	3.35	3.04
Efficiency ratio(4)	126.96	118.80
Average interest-earning assets to average interest-bearing liabilities	124.07	125.71
Average equity to average assets	23.35	24.01
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	17.44	17.94
Tier 1 capital (to risk-weighted assets)	36.22	34.85
Total risk-based capital (to risk-weighted assets) .	37.47	36.11
Common equity tier 1 capital (to risk-weighted assets) .	36.22	34.85
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans .	1.37	1.63
Allowance for loan losses as a percent of non-performing loans	56.42	83.92
Net charge-offs to average outstanding loans during the period	.09	.17
Non-performing loans as a percent of total loans	2.43	1.95
Non-performing assets as a percent of total assets	1.64	1.42
Other Data:
Number of offices	3	3
Number of deposit accounts	3,581	3,846
Number of loans	744	797

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

Improving asset quality
Resolving our problem assets remains one of our top priorities. Non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings increased significantly during the recent recession and reached $13.2 million at December 31, 2012. Total non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings represented 8.58% of total assets at December 31, 2012. Since then, non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings decreased to $5.7 million, or 4.06% of total assets, at December 31, 2015 and $5.8 million, or 4.39% of total assets, at December 31, 2016. We continue to work with delinquent borrowers to restore loans to performing status where possible and to pursue foreclosure and disposition of collateral when it is not. In August 2014, we engaged an independent third party to conduct periodic loan portfolio reviews, and we intend to have independent loan portfolio reviews on an annual basis going forward. The latest independent loan review was conducted as of June 30, 2016.
Reducing funding costs
We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. Historically, a high percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. We will continue to seek to reduce our dependence on high cost deposits in favor of stable low cost money market and demand deposits to the extent possible. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. During the year ended December 31, 2016, the Company paid off  $7.0 million of high cost Federal Home Loan Bank advances and incurred a $140,000 early extinguishment fee which is classified in our “Non-interest income” section of our Statement of Operations.
Controlling expenses
During 2012 and 2013 we closed three branches, one in Baltimore City and two in eastern Baltimore County, in order to improve profitability. We had employee severance and other expenses associated with those branch closures during the years ended December 31, 2012 and 2013, but we began to achieve the benefits of expense reductions resulting from the branch closures in 2014. During the year ended December 31, 2016, we had a major change in management and incurred significant severance costs (approximately $512,000). We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our non-interest expenses.
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
Allowance for Loan Losses.   The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on at least a quarterly basis. We adjust the amount of the allowance by increasing or decreasing the amount through charges or credits to earnings.
Expenses.   The non-interest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, legal and professional fees, data processing expenses, directors fees and other general and administrative expenses including, among others, federal deposit insurance premiums and Office of the Comptroller of the Currency assessments, stationery and postage expenses and other miscellaneous expenses. Following the offering, our non-interest expenses increased as a result of expenses of shareholder communications and meetings and expenses related to additional accounting and legal services.
Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the offering, we recognized additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. These additional costs have not been material.
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
Allowance for Loan Losses.   The allowance for loan losses is the amount estimated by management as necessary to cover losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged to income. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: loss exposure at default; the amount and timing of future cash flows on impaired loans; value of collateral; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management reviews the level of the allowance at least quarterly and establishes the provision or reversal for loan losses based upon an evaluation of the portfolio, past loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Annually, management has a third party perform an independent assessment of the methodology and adequacy of the allowance. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic or other conditions differ substantially from the assumptions used in making the evaluation. In addition, the Office of the Comptroller of the Currency, as an integral part of its examination process, periodically reviews our allowance for loan losses and may require us to recognize adjustments to the allowance based on its judgments about information available to it at the time of its examination. A large loss could deplete the allowance and require increased provisions to replenish the allowance, which would adversely affect earnings. See note 3 of the notes to the consolidated financial statements included in this Annual Report on Form 10-K.
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
Deferred Tax Assets.   We account for income taxes under the asset/liability method. Deferred tax assets are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established for deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond our control. It is at least reasonably possible that management’s judgment about the need for the existing valuation allowance for deferred tax assets could change in the near term.
Balance Sheet Analysis
Assets.   At December 31, 2016, our assets totaled $131.3 million, a decrease of  $8.9 million, or 6.3%, from total assets of  $140.2 million at December 31, 2015. The decrease in assets for the year ended

December 31, 2016 was due mainly to an $11.1 million, or 60.6%, decrease in other interest-bearing deposits in other banks, a $7.1 million, or 7.6%, decrease in loans, net of unearned fees, reflecting lack of loan officers at the Bank, and a $4.8 million, or 56.4%, decrease in investment securities available-for-sale, partially offset by a $9.7 million, or 105.8%, increase in investment securities held-to-maturity and a $5.5 million, or 149.0%, increase in cash and cash equivalents.
Loans.   At December 31, 2016, residential mortgage loans totaled $73.3 million, or 82.4% of the total loan portfolio compared to $78.7 million, or 82.4% of the total loan portfolio at December 31, 2015. Residential mortgage loans decreased by $5.4 million, 6.9%, during the year ended December 31, 2016 primarily due to lack of loan officers at the Bank.
Non-residential real estate loans totaled $7.0 million and represented 7.9% of total loans at December 31, 2016, compared to $8.3 million, or 8.7% of total loans, at December 31, 2015. Prior to December 2016, we did not offer non-residential real estate loans. During December 2016, we hired a new Commercial Real Estate lender and now offer this product again.
Construction and land loans totaled $5.1 million, and represented 5.7% of total loans, at December 31, 2016, compared to $4.8 million, or 5.0% of total loans, at December 31, 2015. At December 31, 2016, we had $2.0 million of construction loans, amounting to 38.3% of our construction and land loan portfolio, and $3.1 million of land loans, amounting to 61.7% of our construction and land loan portfolio.
Home equity lines of credit, all of which are secured by residential properties, totaled $3.5 million, and represented 3.9% of total loans, at December 31, 2016, compared to $3.7 million, or 3.9% of total loans, at December 31, 2015. The decrease in home equity lines of credit reflected weak loan demand in our market area.
Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings. Such loans totaled $18,000 at December 31, 2016, representing less than 0.02% of the loan portfolio.
Securities.   At December 31, 2016, our securities held-to-maturity increased by $9.7 million, or 105.8%, from $9.1 million at December 31, 2015 to $18.8 million at December 31, 2016. Securities held-to-maturity at December 31, 2016 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2016, our securities available-for-sale, recorded at fair value, decreased by $4.8 million from $8.5 million at December 31, 2015 to $3.7 million at December 31, 2016. Securities available-for-sale at December 31, 2016 consisted of U.S. Agency bonds and mortgage-backed securities, including collateralized mortgage obligations issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2016, we also held a $418,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At December 31, 2016, we held no stock in Fannie Mae and Freddie Mac.
Ground Rents.   Ground rents, net amounted to $688,000 at December 31, 2016 compared to $695,000 at December 31, 2015.
Deposits.   Total deposits increased by $323,000, or 0.3%, to $93.0 million at December 31, 2016 from $92.7 million at December 31, 2015. Balances in non-interest-bearing deposits decreased by $343,000, or 19.5%, from $1.8 million at December 31, 2015 to $1.4 million at December 31, 2016. Interest-bearing deposits increased by $666,000, or 0.7%, to $91.6 million at December 31, 2016 compared to $90.9 million at December 31, 2015.
Borrowings.   At December 31, 2016, we had $7.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $12.0 million in borrowings at December 31, 2015, a $5.0 million, or 41.7% reduction in short term FHLB advances. During December 2016 we retired $7.0 million in FHLB advances and incurred a $140,000 early extinguishment fee which is classified with our “Other non-interest fees”.
Stockholders’ Equity.   Stockholders’ equity decreased by $4.6 million, or 13.1%, to $30.3 million at December 31, 2016 from $34.9 million at December 31, 2015 primarily as the result of a stock repurchase plan whereby the company repurchased 215,600 shares of its common stock at an average price of  $13.07 per share and net losses of  $1.8 million for the 12 months ended December 31, 2016.

The following table sets forth the composition of our loan portfolio at the dates indicated.
	At December 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage loans:
Residential	$73,304	82.44%	$78,732	82.37%
Non-residential	7,021	7.90	8,290	8.67
Construction and land loans	5,104	5.74	4,835	5.06
Home equity lines of credit	3,473	3.90	3,695	3.87
Total real estate loans	88,902	99.98	95,552	99.97
Consumer and other loans:
Loans to depositors, secured by savings	18	.02	27	.03
Total loans	$88,920	100.00%	$95,579	100.00%
Add:
Net (discount) premium on purchased loans	10		(9)
Unamortized net deferred costs	16		26
Less:
Undisbursed portion of construction loans	(1,650)		(871)
Unearned net loan origination fees	(48)		(39)
Less allowance for credit losses	(1,218)		(1,561)
Loans receivable, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$86,030		$93,125

Loan Maturity
The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(In thousands)	Residential	Non- residential	Construction and Land Loans	Home Equity Lines of Credit	Loans to Depositors Secured by Savings	Total Loans
Amounts due in:
One year or less	$246	$—	$2,017	$—	$—	$2,263
More than one year to two years	605	4	1,009	—	—	1,618
More than two year to three years	523	—	—	—	—	523
More than three year to five years	600	157	27	68	18	870
More than five year to ten years	13,795	—	53	1,118	—	14,966
More than ten year to fifteen years	20,727	2,929	396	1,695	—	25,747
More than fifteen years	36,808	3,931	1,602	592	—	42,933
Total	$73,304	$7,021	$5,104	$3,473	$18	$88,920

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2016 that are due after December 31, 2017, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.

(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential	$66,222	$6,836	$73,058
Non-residential	3,119	3,902	7,021
Construction and land loans	2,683	404	3,087
Home equity lines of credit	—	3,473	3,473
Consumer and other loans:
Loans to depositors, secured by savings	18	—	18
Total loans	$72,042	$14,615	$86,657

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
Loan Activity
The following table shows loan activity during the periods indicated.
	Year Ended December 31,
(In thousands)	2016	2015
Total loans at beginning of period	$95,579	$104,584
Loans originated:
Residential	6,048	8,010
Non-residential	—	—
Construction and land loans	1,322	90
Home equity lines of credit	1,041	667
Loans to depositors, secured by savings	—	27
Total loans originated	8,411	8,794
Loans purchased:
Residential	—	—
Non-residential	—	—
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans purchased	—	—
Deduct:
Loan principal repayments (amortization and payoffs)	15,469	19,079
Loan sales	—	—
Other repayments	(484)	(1,655)
Charge-offs	85	375
Net loan activity	15,070	17,799
Total loans at end of period	$88,920	$95,579

Loan originations come from a number of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
Currently we retain all loans originated in portfolio. We did not sell any loans during the years ended December 31, 2016 or 2015.
We did not purchase loans during the years ended December 31, 2016 or 2015.
Securities
Our securities held-to-maturity increased by $9.7 million, or 105.8%, from $9.1 million at December 31, 2015 to $18.8 million at December 31, 2016. Securities held-to-maturity at December 31, 2016 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
At December 31, 2016, our securities available-for-sale decreased by $4.8 million from $8.5 million at December 31, 2015 to $3.7 million at December 31, 2016. Securities available for sale at December 31, 2016 consisted of bonds issued by Freddie Mac and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae.
Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2016, we also held a $418,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2016, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.
	At December 31,
	2016		2015
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government agencies	$1,000	$933	$6,974	$6,944
Mortgage-backed securities	2,837	2,765	1,525	1,536
Investments held-to-maturity:
Obligations of U.S. government agencies	12,500	11,888	4,998	4,910
Mortgage-backed securities	6,318	6,383	4,147	4,385
Total securities	$22,655	$21,969	$17,644	$17,775

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available-for-sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2016, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
Obligations of U.S. government agencies	$—	0.00%	$—	0.00%	$—	0.00%	$933	2.54%	$933	2.54%
Mortgage-backed securities	—	—	—	—	187	3.00	2,578	2.59	2,765	2.62
Investments (held-to-maturity):
Obligations of U.S. government agencies	—	—	—	—	3,000	2.30	9,500	2.68	12,500	2.59
Mortgage-backed securities	—	—	94	4.76	190	4.60	6,034	3.11	6,318	3.18
Total securities	$—	0.00%	$94	4.76%	$3,377	2.47%	$19,045	2.80%	$22,516	2.75%

Ground Rents.   Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. Madison Bank of Maryland’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation.
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2016 and 2015, Madison Bank of Maryland’s investments includes individual ground rents ranging from $600 to $3,000, totaling $829,000 and $831,000, respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2016 and 2015, Madison Bank of Maryland had $141,000 and $136,000, respectively, of ground rents that were three years or more delinquent and were reserved at 100%. We intend to let our portfolio of ground rent investments run off over time as the homeowners redeem the ground rents.
Bank-Owned Life Insurance.   Years ago under prior management, we had invested in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provided us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2016 and December 31, 2015, the aggregate cash surrender value of these policies was $931,000 and $896,000, respectively.
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
	For the Year Ended December 31
	2016		2015
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$1,408	—%	$1,145	—%
Interest-bearing deposits:
Certificates of deposit	57,493	1.22	59,190	1.11
NOW and money markets	21,104	.24	21,433	.23
Savings	14,328	.10	14,980	.10
Total	$94,333	.82	$96,748	.75

The following table sets forth the balances of our deposit accounts at the dates indicated.
	At December 31,
	2016		2015
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$1,415	1.52%	$1,758	1.90%
Interest-bearing deposits:
NOW accounts	8,180	8.80	7,451	8.03
Money market	13,061	14.04	13,140	14.18
Regular and other savings	13,811	14.85	14,721	15.88
Certificates of deposit	56,548	60.79	55,622	60.01
Total interest-bearing deposits	91,600	98.48	90,934	98.10
Total deposits	$93,015	100.00%	$92,692	100.00%

Balances in non-interest-bearing deposits decreased by $343,000, or 19.5%, from $1.8 million at December 31, 2015 to $1.4 million at December 31, 2016.
The following table indicates the amount of jumbo certificates of deposit with balances of  $250,000 or greater by time remaining until maturity as of December 31, 2016, none of which are brokered deposits.
Maturity Period at December 31, 2016	Amount
(In thousands)
Three months or less	$662
Over three through six months	—
Over six through twelve months	500
Over twelve months	1,562
Total	$2,724

The following table sets forth time deposits classified by rates at the dates indicated.
	At December 31,
(In thousands)	2016	2015
.00 – .999%	$19,580	$24,972
1.00 – 1.999	34,226	27,040
2.00 – 2.999	2,742	3,610
3.00 – 3.999	—	—
4.00 – 4.999	—	—
Total	$56,548	$55,622

The following table sets forth the amount and maturities of time deposits at December 31, 2016.
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
.00 – .999%	$15,833	$3,747	$—	$—	$19,580	34.63%
1.00 – 1.999	7,071	8,299	7,434	11,422	34,226	60.52
2.00 – 2.999	62	—	—	2,680	2,742	4.85
3.00 – 3.999	—	—	—	—	—	—
Total	$22,966	$12,046	$7,434	$14,102	$56,548	100.00%

The following table sets forth deposit activity for the periods indicated.
	Year Ended December 31,
(In thousands)	2016	2015
Beginning balance	$92,692	$98,473
Decrease before interest credited	(446)	(6,504)
Interest credited	769	723
Net Increase in deposits	323	(5,781)
Ending Balance	$93,015	$92,692

Borrowings.   We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following tables sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.
FHLB short term advances (Dollars in thousands)	Year Ended December 31,
	2016	2015
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$6,000	$3,750
Average Federal Home Loan Bank advances outstanding during the period	$230	$1,021
Weighted average interest rate during the period	0.59%	0.23%
Balance outstanding at end of period	$6,000	$—
Weighted average interest rate at end of period	0.61%	0%

FHLB long term advances (Dollars in thousands)	Year Ended December 31,
	2016	2015
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$12,000	$12,000
Average Federal Home Loan Bank advances outstanding during the period	$10,470	$12,000
Weighted average interest rate during the period	4.08%	4.16%
Balance outstanding at end of period	$1,000	$12,000
Weighted average interest rate at end of period	4.40%	4.16%
Equity.   Equity decreased by $4.6 million, or 13.1%, to $30.3 million at December 31, 2016 from $34.9 million at December 31, 2015 primarily as the result of a stock repurchase plan whereby the company repurchased 215,600 shares of its common stock at an average price of  $13.07 per share and net losses of $1.8 million for the 12 months ended December 31, 2016.
Results of Operations for the Years Ended December 31, 2016 and 2015
Overview.   We had net loss of  $1.8 million for the year ended December 31, 2016, as compared to net loss of  $1.0 million for the year ended December 31, 2015. The increase in net loss between the periods were primarily due to an increase of  $437,000 of tax expense as we placed a full valuation allowance on our deferred tax asset, a $196,000 increase in non-interest expenses due to additional salary costs and a reduction of non-interest income by $149,000 due to the early extinguishment fee related to our FHLB advances, partially offset by a $259,000 reduction in provision for loan losses.
Net Interest Income.   Net interest income decreased by $194,000, or 5.5%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in net interest income was primarily attributable to a decline in our average interest earning assets from $136.9 million for the year ended December 31, 2015 to $128.6 million for the year ended December 31, 2016 and the yield on our loan portfolio decreased by 7 basis points from 4.19% during the year ended December 31, 2015 to 4.12% for the year ended December 31, 2016.
Interest on investment securities held-to-maturity increased by $215,000, or 67.0%, for year ended December 31, 2016 as compared to the comparable period in 2015, due to a $8.2 million increase in the average balance of investment securities held-to maturity. However, the yield on investment securities held-to-maturity decreased by 25 basis points for the comparable periods.
Interest on investment securities available-for-sale was $107,000, for year ended December 31, 2016 and $81,000, for the year ended December 31, 2015. There was a 3 basis point decrease in the average yield on investment securities available-for-sale and a $1.0 million increase in the average balance of investment securities available-for-sale.
Interest on certificates of deposit increased by $45,000, or 6.8%, during for the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to an 11 basis point increase in the average cost of certificates of deposit, resulting from increasing market interest rates during the year ended December 31, 2016, and a $1.7 million, or 2.9%, decrease in the average balance of certificates of deposit, as we elected to decrease our certificates of deposit since we did not have the need for increased deposits.
Interest on Federal Home Loan Bank of Atlanta advances decreased by $73,000, or 14.3%, during for the year ended December 31, 2016, due to a $2.6 million, or 19.54%, decrease in the average balance of Federal Home Loan Bank of Atlanta advances, which was partially offset by a 25 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances. In the fourth quarter of 2016, we paid off $7.0 million of Federal Home Loan Bank of Atlanta advances and incurred an early extinguishment of debt costs of  $140,000 which is classified in our non-interest income section of our Consolidated Statements of Operations.
At December 31, 2016, we had $7.0 million in advances from the Federal Home Loan Bank of Atlanta, maturing between January and February 2017 which carry interest rates ranging from 0.61% to 4.397%.

Our interest rate spread increased 2 basis points from 2.35% for the year ended December 31, 2015 to 2.37% for the year ended December 31, 2016, due primarily to the increase in our average yield on interest earning assets.
Average Balances and Yields.   The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2016 and monthly balances for 2015, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.
	Year Ended December 31,
	2016			2015
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$15,079	$135	0.90%	$24,394	$184	.76%
Loans receivable, net of unearned fees	90,600	3,735	4.12	98,677	4,133	4.19
Investment securities available-for-sale – amortized cost	3,811	107	2.80	2,833	81	2.83
Investment securities held-to-maturity	18,460	536	2.90	10,235	321	3.15
Other interest-earning assets	619	29	4.72	752	44	5.80
Total interest-earning assets	128,569	4,542	3.53	136,891	4,763	3.48
Cash and due from banks	3,332			3,209
Allowance for credit losses	(1,326)			(1,716)
Other non-interest-earning assets	7,086			7,155
Total assets	137,661			145,539
Interest-bearing liabilities:
Certificates of deposit	57,492	704	1.22	59,190	659	1.11
NOW and money market	21,104	51	.24	21,433	48	.23
Savings	14,328	14	.10	14,980	16	.10
Federal Home Loan Bank advances	10,700	436	4.08	13,288	509	3.83
Total interest-bearing liabilities	103,624	1,205	1.16	108,891	1,232	1.13
Non-interest-bearing demand deposits	1,326			1,145
Other non-interest-bearing liabilities	563			552
Total liabilities	105,513			110,588
Total equity	32,148			34,951
Total liabilities and equity	$137,661			$145,539
Net interest income		$3,337			$3,531
Interest rate spread			2.37%			2.35%
Net interest margin			2.60%			2.58%
Ratio of average interest-earning assets to average interest-bearing liabilities			124.07%			125.71%

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
	Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
	Increase (Decrease) Due to
(In thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Interest-bearing deposits in other banks	$34	$(71)	$(12)	$(49)
Loans receivable, net of unearned fees	(69)	(338)	9	(398)
Investment securities available-for-sale(1)	(1)	28	(1)	26
Investment securities held-to-maturity	(26)	259	(18)	215
Other interest-earning assets	(8)	(8)	1	(15)
Total interest-earning assets	(70)	(130)	(21)	(221)
Interest-bearing liabilities:
Certificates of deposit	65	(19)	(1)	45
NOW and money markets	2	(1)	2	3
Savings	—	(1)	(1)	(2)
Federal Home Loan Bank advances	33	(99)	(7)	(73)
Total interest-bearing liabilities	100	(120)	(7)	(27)
Net change in interest income	$(170)	$(10)	$(14)	$(194)

(1)
Investment securities available-for-sale are presented at fair market value.

Provision for Loan Losses.   We had a (reversal) provision for loan losses of  $(258,000) for the year ended December 31, 2016, compared to a provision of  $1,000 for the year ended December 31, 2015. In 2015 we established an unallocated reserve of  $250,000 on loans which were in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraised values. After being sold at foreclosure to a third party, it was subsequently determined that the reserve was not necessary and was therefore reversed in 2016. At December 31, 2016, the allowance for loan losses was $1.2 million, or 1.40% of the total loan portfolio, compared to $1.6 million, or 1.63% of the total loan portfolio, at December 31, 2015.
Non-accrual loans amounted to $2.2 million at December 31, 2016 compared to $1.9 million at December 31, 2015. The increase in non-accrual loans of  $299,000 was primarily due to the inclusion of one loan which was previously a performing troubled debt restructuring. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 21.67% at December 31, 2016 compared to 28.09% at December 31, 2015. Net loan charge-offs amounted to $85,000 during the year ended December 31, 2016, compared to $171,000 during the year ended December 31, 2015.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “— Risk Management — Analysis of Non-performing and Classified Assets” and “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”
Non-interest Income.   Total non-interest income decreased by $149,000, or 79.3%, from $188,000 for the year ended December 31, 2015 to $39,000 for the year ended December 31, 2016. The decrease in total non-interest income primarily was due to a $140,000 loss recognized on the early extinguishment of FHLB advances.

Non-interest Expenses.   Total non-interest expenses increased by $196,000, or 4.4%, from $4.4 million for the year ended December 31, 2015 to $4.6 million for the year ended December 31, 2016. The increase primarily was attributable to $365,000 increase in salaries and employee benefits primarily due to the severance charges (approximately $512,000) incurred due to the changes in management and an expense management reduction plan, a $58,000 increase in legal and professional fees and $50,000 increase in data processing and other outside service charges. This increase was offset, in part, by a $158,000 reduction in provision for loss on the other real estate owned since no provisions were needed in the current year, a $25,000 decrease in FDIC insurance premiums, and a $37,000 decrease in advertising costs.
Income Tax Expense.   We had an income tax expense of  $771,000 and $334,000 during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. The effective tax rate for these respective periods was (78.7%) and (47.6%).
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
The following table provides information with respect to our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2016	2015
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,106	$724
Non-residential	1,020	1,097
Construction and land	33	39
Total	2,159	1,860
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	181	—
Total	181	—
Total of non-performing loans and accruing loans 90 days or more past due	2,340	1,860
Assets acquired through foreclosure	—	—
Ground rents	141	136
Total non-performing assets	2,481	1,996
Troubled debt restructurings accruing	3,280	3,697
Troubled debt restructurings accruing and total non-performing assets	$5,761	$5,693
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.68%	1.95%
Total non-performing loans to total assets	1.64	1.33
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.78	1.42
Total non-performing loans and accruing troubled debt restructurings to total assets	4.14	3.96
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	4.28	4.06
At December 31, 2016, non-accrual loans consisted of 21 residential mortgage loans totaling $1.1 million, two non-residential loans totaling $1.0 million, one construction and land loan totaling $33,000 and no home equity lines of credit. The increase in non-performing loans at December 31, 2016 as compared to December 31, 2015 is primarily the result of only 1 loan payoff and three loans returning to non-accrual status. We had one loan 90 days or more delinquent but still accruing at December 31, 2016 as compared to no loans at December 31, 2014.
At December 31, 2016, our largest non-performing loan relationships consisted of the following:
•
A $900,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan in 2015, and this loan was non-accrual at December 31, 2016. We also had a $9,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at December 31, 2016, and we received certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At December 31, 2016 and 2015, we had $3.3 million, $3.7 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.
At December 31, 2016, our largest accruing troubled debt restructured loan was a $1.7 million land loan secured by multiple waterfront lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower has made payments in accordance with the restructured terms, so the loan was considered accruing at December 31, 2016. At December 31, 2016, the borrower had a second loan with an outstanding balance of  $52,000 secured by the same property. The borrower is seeking to sell the property securing these loans. The borrower does have a couple of contracts on lots securing our loan and we anticipate receiving some pay downs during the first quarter of 2017.
Interest income that would have been recorded for the year ended December 31, 2016 and the year ended December 31, 2015 had non-accrual loans been current according to their original terms, amounted to approximately $86,000 and $74,000, respectively. Interest income of  $1.1 million and $451,000 related to non-accrual loans was included in interest income for the years ended December 31, 2016 and 2015, respectively.
At December 31, 2015 and 2016, we had no other real estate owned.
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
The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.
	At December 31,
(In thousands)	2016	2015
Special mention assets	$3,251	$1,575
Substandard assets	6,078	4,288
Total criticized and classified assets	$9,329	$5,863

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are other real estate owned properties of  $0 at December 31, 2016 and 2015.
At December 31, 2016, our four largest classified asset lending relationships totaled $5.4 million, which represented 57.8% of classified assets. Of our remaining classified assets, none had a book value in excess of $500,000. At December 31, 2016, our four largest classified asset lending relationships consisted of the following:
•
A $2.0 million lending relationship which consists of six loans with one person having common ownership in each of these loans. The six loans are classified as special mention because two of the loans totaling $228,000 matured in December 2016. Each of these six loans have been kept current with monthly payments with the exception of the two matured loans having not paid off the note balance due at maturity. The customer has informed us that he is in the process of refinancing these two loans with a different institution;
•
A $1.8 million lending relationship secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A $910,000 relationship consisting of two loans secured by a church in Baltimore City (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A $716,000 construction loan secured by a single family home in Ocean City, Maryland. As of December 31, 2016 the borrower has kept the loan current on an ongoing basis.

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.
	At December 31,
	2016				2015
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential, home equity lines of credit and consumer	14	$1,341	13	$681	12	$916	6	$260
Non-residential			1	109			1	103
Construction and land	3	1,792			1	39
Total	17	$3,133	14	$790(1)	13	$955	7	$363(1)

(1)
Does not include troubled debt restructured loans that were current on their restructured payment terms but where the loan continues to be non-accrual.

Analysis and Determination of the Allowance for Loan Losses
The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a monthly basis, and any adjustments must be approved quarterly by the board of directors. When additional allowances are necessary, a provision for loan losses is charged to earnings. When reductions to the allowance are necessary, a reversal for loan losses is credited to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses is reviewed periodically by the board of directors. The board of directors also reviews the allowance for loan losses established on a quarterly basis.
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
Unallocated Allowance.   Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. In 2015 we established an unallocated reserve of  $250,000 on loans which were in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraised values. After being sold at foreclosure to a third party, it was subsequently determined that the reserve was not necessary and was therefore reversed in 2016.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2016			2015
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential and home equity lines of credit	$973	79.89%	86.36%	$960	61.50%	86.24%
Non-residential	158	12.97	7.89	194	12.43	8.67
Construction and land	87	7.14	5.73	157	10.06	5.06
Consumer	—	—	.02	—	—	.03
Unallocated	—	—	—	250	16.01	—
Total	$1,218	100.00%	100.00%	$1,561	100.00%	100.00%

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and our results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with generally accepted accounting principles, there can be no assurance that the Office of the Comptroller of the Currency, in reviewing our loan portfolio, will not require us to increase our allowance for loan losses. The Office of the Comptroller of the Currency may require us to increase our allowance for loan losses based on judgments different from ours. While management believes it has established the allowance for loan losses in accordance with generally accepted accounting principles and has taken into account the views of its regulators and the current economic environment, there can be no assurance that in the future Madison Bank of Maryland’s regulators or the economic environment will not require further increases in the allowance. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	Year Ended December 31,
(Dollars in thousands)	2016	2015
Allowance at beginning of period	$1,561	$1,731
Charge-offs:
Residential, home equity lines of credit and consumer	(4)	(22)
Non-residential	—	(247)
Construction and land loans	(81)	(106)
Total charge-offs	(85)	(375)
Recoveries:
Residential, home equity lines of credit and consumer	—	29
Non-residential	—	5
Construction and land loans	—	170
Total recoveries	—	204
Net charge-offs	(85)	(171)
(Reversal) Provision for loan losses	(258)	1
Allowance at end of period	$1,218	$1,561
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	22.39%	28.09%
Allowance for loan losses to total loans at end of period	1.37%	1.63%
Net charge-offs to average loans outstanding during the period	.11%	.17%

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that Madison Bank of Maryland will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows. Impaired loans totaled $8.4 million as of December 31, 2016 and were comprised of the following: 11 loans ($609,000) that were 90 days or more delinquent and 36 loans ($7.8 million) that were less than 90 days delinquent. See note 3 of notes to consolidated financial statements.

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

During the years ended December 31, 2016 and 2015, we had net charge-offs totaling $85,000 and $171,000, respectively.
Interest Rate Risk Management.   We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by originating fixed-rate loans with shorter maturities and adjusting our investment portfolio mix and duration. Specifically, while we do not originate adjustable-rate residential mortgage loans, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of residential fixed-rate loans with seven-to 15-year terms. At December 31, 2016, we also had $250,000 of interest-bearing deposits in other banks that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.
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
Net Interest Income Analysis.   The Bank analyzes its sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. These analyses assess the risk of loss in net interest income in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2016 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$3,081	(4.5)%
+300	$3,124	(3.2)%
+200	$3,166	(1.9)%
+100	$3,200	(0.8)%
Level	$3,226	—
-100	$3,147	(2.4)%

(1)
The calculated changes assume an immediate shock of the static yield curve.

The decline in net interest income during year 1 in each of these scenarios is caused by our liabilities repricing faster than our assets. In addition to immediate rate shocks, the Bank also analyzes different rate environments such as a more gradual rate increase. In a gradual rate 200 basis point increase environment, the analysis shows net interest income increasing by $29,000 to $3,255,000 as this gradual increase has less effect on our interest bearing liabilities.
Economic Value of Equity Analysis.   The Bank also analyzes the sensitivity of our financial condition to changes in interest rates through our economic value of equity model, which is also provided to us by the same independent third party as the net interest income analysis. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. These analyses assess the risk of loss in market value of equity in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. As with the net interest income simulation model, the estimates of changes in the economic value of our equity require certain assumptions to be made. These assumptions include loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.
Rate Shift(1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$17,583	(31.3)%
+300	$19,476	(23.9)%
+200	$21,614	(15.5)%
+100	$23,654	(7.6)%
Level	$25,590	—
-100	$26,258	2.6%

(1)
The calculated changes assume an immediate shock of the static yield curve.

Our economic value of equity analysis shows a loss in economic value in each of the up rate environments because our assets lose more value than our liabilities gain.
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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $9.2 million. Securities classified as available-for-sale, amounting to $3.7 million at December 31, 2016, provide an additional source of liquidity. In addition, at December 31, 2016, we had the ability to borrow a total of approximately $25 million from the Federal Home Loan Bank of Atlanta. At December 31, 2016, we had $7.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at December 31, 2016.
At December 31, 2016, we had $1.6 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2017 totaled $23.0 million, or 40.6% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table represents our contractual obligations as of December 31, 2016.
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual obligations:
Certificates of deposit	$56,548	$22,966	$19,480	$14,102	$—
Operating lease obligations	545	107	198	179	61
Federal Home Loan Bank of Atlanta advances and other borrowings	7,000	7,000	—	—
Severance Payments	430	210	220	—	—
Post-retirement benefits	228	21	42	42	123
Total	$64,751	$30,304	$19,940	$14,323	$184

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

Financing and Investing Activities
Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Federal Banking Regulation — Capital Requirements,” and note 12 of the Notes to Consolidated Financial Statements.
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
For the years ended December 31, 2016 and 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The Company’s independent registered public accounting firm, Stegman & Company, announced that effective June 1, 2016 substantially all directors and employees of Stegman & Company joined Dixon Hughes Goodman. As a result, effective June 1, 2016, Stegman resigned as the Company’s independent registered public accounting firm. The Audit Committee of the Company’s Board of Directors engaged Dixon Hughes Goodman to serve as the Company’s independent registered public accounting firm effective June 1, 2016.

The reports of Stegman & Company on the audits of the consolidated financial statements of the Company as of and for the years ended December 31, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through June 1, 2016, there were (i) no disagreements (as such term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Stegman & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Stegman & Company, would have caused Stegman & Company to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
During the Company’s fiscal years ended December 31, 2015 and 2014 and the subsequent interim period through June 1, 2016, the Company did not consult with Dixon Hughes Goodman regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.
On March 30, 2017, the Company dismissed Dixon Hughes Goodman based on the recommendation of the Audit Committee of the Board of the Directors.
The report of Dixon Hughes Goodman on the audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2016 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.
During the Company’s fiscal year ended December 31, 2016 and the subsequent interim period through March 30, 2017, there were (i) no disagreements (as such term is used in Item 304(a)(1)(iv) of Regulation S-K) between the Company and Dixon Hughes Goodman on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Dixon Hughes Goodman, would have caused Dixon Hughes Goodman to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’s financial statements and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.
On March 30, 2017, based on the recommendation of the Audit Committee of the Board of Directors, the Company engaged TGM Group LLC (“TGM”) as the Company’s independent registered public accounting firm. During the Company’s fiscal year ended December 31, 2016 and the subsequent interim period through March 30, 2017, the Company did not consult with TGM regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.
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
/s/ Philip P. Phillips Philip P. Phillips President and Chief Executive Officer	/s/ John M. Wright John M. Wright Vice President and Chief Financial Officer
(c)
Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers of the Registrant
Board of Directors
For information concerning MB Bancorp’s Board of Directors, the information contained under the section captioned “Items to be Voted on by Shareholders — Item 1 — Election of Directors” in MB Bancorp’s Proxy Statement for the 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Equity for the Years Ended December 31, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015
Notes to Consolidated Financial Statements
(b) Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Employment Agreement between MB Bancorp, Inc. and Philip P. Phillips +(2)
10.2	Employment Agreement between Madison Bank of Maryland and Philip P. Phillips +(2)
10.3	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick +(2)
10.4	Two-Year Change in Control Agreement between Madison Bank of Maryland and John M. Wright +(3)
10.5	MB Bancorp, Inc. 2016 Equity Incentive Plan +(4)
10.6	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Phil Phillips effective February 2017.
10.7	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and John M. Wright effective February 2017.
10.8	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Lisa M. McGuire-Dick effective February 2017.
10.9	Director Emeritus Plan
21.1	Subsidiaries
23.1	Consent of Dixon Hughes Goodman LLP
23.2	Consent of Stegman & Company
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

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

(2)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2014 (File No. 000-55341).

(3)
Incorporated herein by reference to the Company Form 8-K filed with the Securities and Exchange Commission on December 23, 2016 (File No. 000-55341)

(4)
Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 2016.

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
MB BANCORP, INC.
March 30, 2017	By:	/s/ Philip P. Phillips
Philip P. Phillips President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Philip P. Phillips Philip P. Phillips	President, Chief Executive Officer and Director (principal executive officer)	March 30, 2017
/s/ John M. Wright John M. Wright	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 30, 2017
/s/ Douglas S. Wilson Douglas S. Wilson	Chairman of the Board	March 30, 2017
/s/ David A. Klunk David A. Klunk	Director	March 30, 2017
/s/ Barry A. Kuhne Barry A. Kuhne	Director	March 30, 2017
/s/ Michael Nobile Michael Nobile	Director	March 30, 2017
/s/ Randall S. Pace Randall S. Pace	Director	March 30, 2017
/s/ William D. Schmidt, Sr. William D. Schmidt, Sr.	Director	March 30, 2017
/s/ Nicole N. Glaeser Nicole N. Glaeser	Director	March 30, 2017
/s/ Louis J. Vigliotti Louis J. Vigliotti	Director	March 30, 2017

Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm
The Board of Directors
MB Bancorp, Inc.
Forest Hill, Maryland
We have audited the accompanying consolidated balance sheet of MB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Dixon Hughes Goodman LLP
Baltimore, Maryland
March 30, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
MB Bancorp, Inc.
Forest Hill, Maryland
We have audited the accompanying consolidated balance sheet of MB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related statements of operations, comprehensive loss, equity, and cash flows for the year ended December 31, 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MB Bancorp, Inc. and Subsidiaries as of December 31, 2015 and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
Baltimore, Maryland
March 29, 2016
Suite 200, 809 Glen Eagles Court   Baltimore, Maryland 21286 • 410-823-8000 • 1-800-686-3883 • Fax: 410-296-4815 • www.stegman.com

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	As of December 31, 2016	As of December 31, 2015
(Dollars in thousands)
Cash and due from banks	$5,399	$2,924
Interest bearing deposits in other banks	3,868	797
Total cash and cash equivalents	9,267	3,721
Other interest-bearing deposits in other banks	7,222	18,310
Investment securities available-for-sale – at fair value	3,698	8,480
Investment securities held to maturity – amortized cost	18,818	9,145
Loans, net of unearned fees	87,248	94,686
Less allowance for loan losses	(1,218)	(1,561)
Loans, net	86,030	93,125
Real estate ground rents	829	831
Less allowance for credit losses	(141)	(136)
Ground rents, net	688	695
Federal Home Loan Bank stock, at cost	418	688
Property and equipment – net	3,677	3,793
Deferred income taxes	—	793
Bank-owned life insurance	931	896
Accrued interest receivable and other assets	562	543
TOTAL ASSETS	$131,311	$140,189
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$93,015	$92,692
Federal Home Loan Bank advances	7,000	12,000
Deferred compensation liability	170	246
Accounts payable and other liabilities	802	370
Total liabilities	100,987	105,308
STOCKHOLDERS’ EQUITY:
Common stock $0.01 par value; authorized 19,000,000 shares; issued 1,902,900 and 2,116,000 shares at December 31, 2016 and December 31, 2015, respectively	19	21
Additional paid-in capital	18,132	20,158
Retained earnings – substantially restricted	13,770	16,284
Accumulated other comprehensive loss	(139)	(11)
Unearned ESOP shares	(1,458)	(1,571)
Total stockholders’ equity	30,324	34,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$131,311	$140,189

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands, except per share amount)	2016	2015
INTEREST INCOME:
Interest and fees on loans	$3,735	$4,133
Interest on federal funds sold and other investments	135	184
Interest and dividends on investment securities	672	446
Total interest income	4,542	4,763
INTEREST EXPENSE:
Interest on deposits	769	723
Interest on short-term borrowings	1	3
Interest on long term borrowings	435	506
Total interest expense	1,205	1,232
NET INTEREST INCOME	3,337	3,531
(REVERSAL) PROVISION FOR LOAN LOSSES	(258)	1
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	3,595	3,530
NON-INTEREST INCOME:
Service charges on deposit accounts	10	12
Fees and charges on loans	35	46
Increase in cash surrender value of life insurance	35	49
Gain on sale of other real estate owned	—	13
Gain on sale of real estate held for sale	—	8
Loss on disposal of equipment	—	(8)
Gain on investment securities	—	2
Loss on early extinguishment of debt	(140)	—
Ground rent fees	43	43
Other income	56	23
Total non-interest income	39	188
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,811	2,446
Occupancy expenses	398	407
Furniture and equipment expenses	42	50
Legal and professional expenses	414	356
Data processing and other outside services	292	242
FDIC insurance premiums	76	101
Advertising and marketing related expenses	30	67
Provision for loss on other real estate owned	—	158
Benefit for loss on ground rents	(2)	(8)
Other expenses	553	599
Total non-interest expenses	4,614	4,418
LOSS BEFORE INCOME TAXES	(980)	(700)
INCOME TAX EXPENSE	771	334
NET LOSS	$(1,751)	$(1,034)
Basic earnings per share	$(0.96)	$(0.53)
Diluted earnings per share	$(0.96)	$(0.53)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For the Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
NET LOSS	$(1,751)	$(1,034)
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized losses arising during the period	(128)	(40)
Reclassification of gain included in net loss	—	(2)
Unrealized losses arising during the period	(128)	(42)
Income taxes on unrealized losses arising during the period	—	16
	(128)	(26)
COMPREHENSIVE LOSS	$(1,879)	$(1,060)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES AT JANUARY 1, 2015	$21	$20,144	$17,318	$(1,684)	$15	$35,814
Net loss	—	—	(1,034)	—	—	(1,034)
Net unrealized loss on available-for sale securities, net of tax of $16	—	—	—	—	(26)	(26)
Stock-based compensation	—	14	—	113	—	127
BALANCES AT DECEMBER 31, 2015	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(1,751)	—	—	(1,751)
Net unrealized loss on available-for sale securities, net of tax of $0	—	—	—	—	(128)	(128)
Stock-based compensation	—	26	—	113	—	139
Repurchase of shares	(2)	(2,052)	(763)	—	—	(2,817)
BALANCES AT DECEMBER 31, 2016	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,751)	$(1,034)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	133	140
Increase in cash surrender value of life insurance	(35)	(49)
Net amortization/accretion of premiums and discounts	(40)	(10)
(Reversal) Provision for loan losses	(258)	1
Reversal for ground rent losses	(8)	(8)
Decrease in deferred income taxes	786	343
Provision for loss on other real estate owned	—	158
Non-cash compensation under stock-based benefit plan	139	127
Gain on sale of other real estate owned	—	(13)
(Increase) Decrease in accrued interest and other assets	(19)	45
Gain on redemption of investment securities	—	(2)
Loss on disposal of equipment	—	8
Gain on sale of real estate held for sale	—	(8)
Loss on early extinguishment of debt	140	—
Decrease in deferred compensation liability	(76)	(72)
Increase in accounts payable and other liabilities	432	51
Net cash used in operating activities	(557)	(323)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	11,088	(7,865)
Purchase of available-for-sale investments	(2,499)	(9,112)
Proceeds from calls/repayments of available-for-sale investments	7,185	1,095
Purchase of held-to-maturity investments	(31,596)	(1,000)
Proceeds from maturity/repayments of held-to-maturity investments	21,938	6,004
Net decrease in loans	7,353	8,852
Proceeds from sale of ground rents	15	15
Proceeds from sale of other real estate owned	—	180
Proceeds from sale of real estate held for sale	—	8
Purchase of property, plant and equipment	(17)	(34)
Redemption of Federal Home Loan Bank stock	270	241
Net cash provided by (used in) investing activities	13,737	(1,616)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	323	(5,780)
Federal Home Loan Bank advances	7,000	4,750
Federal Home Loan Bank repayments	(12,140)	(8,500)
Repurchase of common stock	(2,817)	—
Net cash used in financing activities	(7,634)	(9,530)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,546	(11,469)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,721	15,190
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,267	$3,721
Supplemental cash flow information:
Interest paid	$1,267	$1,232
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$41

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
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
Principles of Consolidation
The consolidated financial statements include the accounts of MB Bancorp, Inc. (the “Company”) and its wholly owned subsidiaries, Madison Bank of Maryland (the “Bank”), 1920 Rock Spring Road, LLC formed in 1998 to own and hold real estate and Mutual, LLC formed in 2011 to hold other real estate owned. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices in the banking industry.
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
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged to expense or reversal for loan losses which is credited to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The Company maintains an allowance for loan losses at an amount estimated to equal all loan losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions and trends that may affect the borrowers’ ability to pay.
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
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2016 and 2015, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $829,000 and $831,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2016 and 2015, the Company had $141,000 and $136,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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
Income Taxes
The Bank uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense. Tax years subsequent to December 31, 2013 remain subject to examination by Federal and State of Maryland jurisdictions.
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

Recognition of Deferred Tax Valuation Allowance
During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of December 31, 2016, management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets.
Stock-Based Compensation
The Company has stock-based incentive arrangements to attract and retain key personnel in order to promote the success of the business. In May 2016, the 2016 Equity Incentive Plan (the “2016 plan”) was approved by shareholders, which authorizes the issuance of restricted stock and stock options to the Board of Directors and key employees.
Compensation cost for all stock-based awards is measured at fair value on date of grant and recognized over the vesting period on a straight-line basis. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience.
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
2.
INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(67)	$933
Mortgage-backed securities	2,837	10	(82)	2,765
Total investments available-for-sale	$3,837	$10	$(149)	$3,698

	December 31, 2015
(Dollars in thousands)	Amortized Costa	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$6,974	$3	$(33)	$6,944
Mortgage-backed securities	1,525	15	(4)	1,536
Total investments available-for-sale	$8,499	$18	$(37)	$8,480

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:
	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$12,500	$—	$(612)	$11,888
Mortgage-backed securities	6,318	183	(118)	6,383
Total investments held-to-maturity	$18,818	$183	$(730)	$18,271

	December 31, 2015
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$4,998	$—	$(88)	$4,910
Mortgage-backed securities	4,147	238	—	4,385
Total investments held-to-maturity	$9,145	$238	$(88)	$9,295

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2016 and 2015 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At December 31, 2016 and 2015, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.
	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,369	$(200)	$—	$—	$5,369	$(200)
U.S. Government securities	12,821	(679)	—	—	12,821	(679)
Total temporarily impaired securities	$18,190	$(879)	$—	$—	$18,190	$(879)

	December 31, 2015
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$1,117	$(4)	$1,117	$(4)
Government securities	—	—	10,852	(121)	10,852	(121)
Total temporarily impaired securities	$—	$—	$11,969	$(125)	$11,969	$(125)

The scheduled maturities of debt securities at December 31, 2016 were as follows:
	Amortized Cost	Fair Value
	(in thousands)	(in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	3,000	2,902
Due after ten years	10,500	9,919
Mortgage-backed securities	9,155	9,148
Total	$22,655	$21,969

3.
LOANS RECEIVABLE

Loans receivable consist of the following:
(Dollars in thousands)	December 31, 2016	December 31, 2015
Secured by real estate:
Residential:
One- to four-family	$71,266	$76,632
Multi-family	2,038	2,100
Total	73,304	78,732
Non-residential	7,021	8,290
Construction and land loans	5,104	4,835
Home equity line of credit (“HELOC”)	3,473	3,695
Consumer and other loans:
Loans to depositors, secured by savings	18	27
	88,920	95,579
Add:
Net discount on purchased loans	10	(9)
Unamortized net deferred costs	16	26
Less:
Undisbursed portion of construction loans	(1,650)	(871)
Unearned net loan origination fees	(48)	(39)
Less allowance for loan losses	(1,218)	(1,561)
Loans receivable, net	$86,030	$93,125

The risks associated with lending activities differ among the various loan types and are subject to the impact of changes in interest rates, market conditions of collateral securing the loans, and general economic conditions. All of these factors may adversely impact the borrower’s ability to repay its loans and impact the associated collateral.
Residential real estate includes mortgage loans with the underlying one- to four-family or multi-family residential property (primarily owner-occupied) securing the debt. The Bank’s attempt to minimize risk exposure is minimized in these types of loans through the evaluation of the credit worthiness of the borrower, including debt-to-income ratios and underwriting standards which limit the loans-to-value ratio at origination to generally no more than 80% unless the borrower obtains private mortgage insurance.
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
The Bank provides for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income and reductions in the allowance result in credits to income based on various factors which, in our judgment, deserve current recognition is estimating probable losses. We regularly review the loan portfolio and make provisions or reversals for loan losses in order to maintain the allowance for loan losses in accordance with Generally Accepted Accounting Principles (“GAAP”). The allowance for loan losses consists of two components:
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
The Bank charges off loans after the loan, or a portion of the loan is deemed to be a loss and the loss amount has been determined. The loss amount is charged to the established allowance for loan losses. Each loss is evaluated on its specific facts regarding the appropriate timing to recognize the loss.

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions (Reversal)	17	(36)	11	(250)	(258)
Ending balance	$973	$158	$87	$—	$1,218
Allowance for loan losses: Ending balance: individually evaluated for impairment	$38	$—	$—	$—	$38
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment	$3,772	$1,451	$2,346	$—	$7,569
Ending balance: collectively evaluated for impairment	$73,023	$5,570	$2,758	$—	$81,351

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,228	$79	$174	$250	$1,731
Charge-offs	(22)	(247)	(106)	—	(375)
Recoveries	29	5	170	—	204
Provisions (Reversal)	(275)	357	(81)	—	1
Ending balance	$960	$194	$157	$250	$1,561
Allowance for loan losses: Ending balance: individually evaluated for impairment	$46	$—	$—	$—	$46
Ending balance: collectively evaluated for impairment	$914	$194	$157	$250	$1,515
Loans:
Ending balance: individually evaluated for impairment	$3,189	$1,299	$1,971	$—	$6,459
Ending balance: collectively evaluated for impairment	$79,265	$6,991	$2,864	$—	$89,120

Credit risk profile by internally assigned classification as of December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$71,147	$5,653	$2,791	$79,591
Special mention	3,005	159	87	3,251
Substandard	2,643	1,209	2,226	6,078
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$76,795	$7,021	$5,104	$88,920

Credit risk profile by internally assigned classification as of December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,697	$7,156	$2,863	$89,716
Special mention	1,481	—	94	1,575
Substandard	1,276	1,134	1,878	4,288
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,454	$8,290	$4,835	$95,579

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

Impaired loans as of and for the year ended December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,633	$1,451	$2,346	$6,430
Unpaid principal balance	2,971	1,665	3,512	8,148
Average recorded investment, for the twelve months ended December 31, 2016	2,522	1,353	2,309	6,184
Interest income recognized	166	45	122	333
Interest income foregone	11	18	7	36
With an allowance recorded:
Recorded investment	1,139	—	—	1,139
Unpaid principal balance	1,140	—	—	1,140
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	1,151	—	—	1,151
Interest income recognized	792	—	—	792
Interest income foregone	50	—	—	50
Total
Recorded investment	3,772	1,451	2,346	7,569
Unpaid principal balance	4,111	1,665	3,512	9,288
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	3,673	1,353	2,309	7,335
Interest income recognized	958	45	122	1,125
Interest income foregone	61	18	7	86

Impaired loans as of and for the year ended December 31, 2015 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,199	$1,299	$1,971	$5,469
Unpaid principal balance	2,528	1,570	3,048	7,146
Average recorded investment, for the twelve months ended December 31, 2015	3,321	1,766	2,176	7,263
Interest income recognized	270	44	104	418
Interest income foregone	39	28	7	74
With an allowance recorded:
Recorded investment	990	—	—	990
Unpaid principal balance	990	—	—	990
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	880	—	—	880
Interest income recognized	33	—	—	33
Interest income foregone	—	—	—	—
Total
Recorded investment	3,189	1,299	1,971	6,459
Unpaid principal balance	3,518	1,570	3,048	8,136
Related allowance	46	—	—	46
Average recorded investment, for the twelve months ended December 31, 2015	4,201	1,766	2,176	8,143
Interest income recognized	303	44	104	451
Interest income foregone	39	28	7	74
An aged analysis of past due loans as of December 31, 2016 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$74,773	$6,912	$3,312	$84,997
30 – 59 days past due	908	—	1,792	2,700
60 – 89 days past due	433	—	—	433
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	681	109	—	790
Total past due	2,022	109	1,792	3,923
Total	$76,795	$7,021	$5,104	$88,920

An aged analysis of past due loans as of December 31, 2015 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$81,278	$8,187	$4,796	$94,261
30 – 59 days past due	910	—	39	949
60 – 89 days past due	6	—	—	6
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	260	103	—	363
Total past due	1,176	103	39	1,318
Total	$82,454	$8,290	$4,835	$95,579

Non-performing loans as of December 31, 2016 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$565	$1,020	$33	$1,618
Other non-accrual loans	541	—	—	541
Total non-accrual loans	1,106	1,020	33	2,159
Accruing troubled debt restructured loans	1,172	348	1,760	3,280
Total	$2,278	$1,368	$1,793	$5,439

Non-performing loans as of December 31, 2015 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$430	$1,097	$39	$1,566
Other non-accrual loans	294	—	—	294
Total non-accrual loans	724	1,097	39	1,860
Accruing troubled debt restructured loans	1,657	202	1,838	3,697
Total	$2,381	$1,299	$1,877	$5,557

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

The following includes loans classified as troubled debt restructurings during the year ended December 31, 2016.
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

During the years ended December 31, 2016 and 2015, no loans classified as troubled debt restructurings subsequently defaulted.
Loans serviced by the Bank for the benefit of others totaled $422,000 and $434,000 at December 31, 2016 and 2015, respectively.
Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $0 and $230,000 as of December 31, 2016 and 2015.
4.
PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classification as follows at:
(Dollars in thousands)	December 31, 2016	December 31, 2015
Land	$1,018	$1,018
Buildings	4,346	4,346
Furniture, fixtures and equipment	983	966
	6,347	6,330
Less accumulated depreciation and amortization	2,670	2,537
Total property and equipment	$3,677	$3,793

Depreciation expense for the years ended December 31, 2016 and 2015 was $133,000 and $140,000, respectively.
On September 18, 2015, the Bank sold the property located at Old Eastern Avenue, Essex, MD 21221 for $10,000. Upon settlement, the Bank realized a gain of  $8,000.

The Bank is obligated under long-term operating leases for one of its branches. Rental expense under these agreements was approximately $92,000 and $87,000 for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, the minimum rental commitments under the non-cancelable operating leases are as follows:
Year Ending December 31:
2017	$79,967
2018	82,366
2019	84,837
2020	87,383
2021	90,004
2022	61,346
$485,903

5.
OTHER REAL ESTATE OWNED

The balance in other real estate owned at December 31, 2016 and 2015 was $0.
The activity in residential other real estate owned is as follows:
(Dollars in thousands)	December 31, 2016	December 31, 2015
Beginning balance	$—	$379
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	(41)
Sales	—	(180)
Provisions	—	(158)
Ending balance	$—	$—

6.
DEPOSITS

Deposits are summarized as follows:
(Dollars in thousands)	December 31, 2016	December 31, 2015
Non-interest-bearing deposits	$1,415	$1,758
NOW and Money market	21,241	20,591
Savings	13,811	14,721
Certificates of deposit	56,548	55,622
Total deposits	$93,015	$92,692

The aggregate amount of time deposits in denominations of  $250,000 or more as of December 31, 2016 and 2015 was $2,724,000 and $1,575,000, respectively. Deposit amounts in excess of  $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At December 31, 2016, the schedule maturities of certificates of deposit are as follows:
(Dollars in thousands)
2017	$22,966
2018	12,046
2019	7,433
2020	6,576
2021	7,527
2022	—
Total	$56,548

Executive officers’ and directors’ deposits were $237,000 and $609,000 at December 31, 2016 and 2015, respectively.
7.
INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:
(Dollars in thousands)	December 31, 2016	December 31, 2015
Deferred tax assets:
Deferred loan fees and costs, net	$12	$5
Allowance for credit losses	481	616
Deferred compensation	67	97
Severance payments	170	—
Restricted stock awards	2	—
Allowance for ground rents	56	54
Allowance for delinquent mortgage interest	141	149
Contribution carryforward	2	2
Net operating loss carryforward	1,831	1,442
Unrealized loss on available-for-sale securities	—	7
Total deferred tax assets	2,762	2,372
Valuation allowance	(2,608)	(1,442)
Deferred tax assets after valuation allowance	154	930
Deferred tax liabilities:
Depreciation	130	128
ESOP	24	9
Total deferred tax liabilities	154	137
Net deferred tax assets	$—	$793

Management evaluates deferred tax assets annually.
The provision for income taxes is comprised of the following:
	Year Ended December 31
(Dollars in thousands)	2016	2015
Tax expense (benefit):
Current federal and state	$(15)	$(9)
Deferred tax	786	343
Total	$771	$334

A reconciliation of the provision for income taxes at the statutory federal tax rates to the Bank’s actual provision for income taxes is as follows:
	12 Months Ended December 31, 2016	12 Months Ended December 31, 2015
Computed at federal statutory rates	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit	0.0	0.0
Bank-owned life insurance income	(1.2)	(2.4)
Nondeductibles	0.9	1.3
Valuation allowance	111.7	81.6
Other	1.3	1.1
Total	78.7%	47.6%

The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.
At December 31, 2016, the Bank had approximately $4,600,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.
Valuation allowance for deferred taxes for the years ended December 31, 2016 and 2015 is as follows:
(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2015	$(843)
Expiration of capital loss carryforwards	2
Increase in valuation allowance	(601)
Balance of December 31, 2015	$(1,442)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(1,166)
Balance of December 31, 2016	$(2,608)

As of December 31, 2015 and December 31, 2016, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. As of December 31, 2016, management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the entire deferred tax asset.

8.
FEDERAL HOME LOAN BANK ADVANCES

Fixed-rate borrowings from the Federal Home Loan Bank are as follows:
(Dollars in thousands)	Interest Rate	December 31, 2016	December 31, 2015
July 27, 2016	5.07%	$—	$2,000
October 3, 2016	4.30	—	2,000
January 20, 2017	0.61	6,000	—
February 27, 2017	4.397	1,000	1,000
August 1, 2017	4.2675	—	2,000
September 14, 2017	3.65	—	5,000
		$7,000	$12,000

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.
The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of December 31, 2016 and 2015, there was nothing outstanding on the credit facility.
9.
RETIREMENT PLANS

In 2005, the Bank instituted a 401(k) Plan covering substantially all of its employees. The Bank recorded expense of  $45,000 and $52,000 for the years ended December 31, 2016 and December 31, 2015, respectively. The amounts contributed to the 401(k) were included in expense for the periods reported. The Board of Directors authorizes the 3% Safe Harbor contributed annually. The Board may also authorize a discretionary profit sharing contribution, but has not done so since 2005.
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
The ESOP purchased 169,280 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a fifteen (15) year loan from the Company. The outstanding loan principal balance was $1.5 million and $1.6 million at December 31, 2016 and 2015. The Bank makes annual contributions to the ESOP equal to the principal and interest due on the loan. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest in their ESOP allocations at the rate of 20% per year over a five-year period. However, in connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.

The ESOP compensation expense for the years ended December 31, 2016 and 2015 was $150,000 and $136,000, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service.
The ESOP shares were as follows as of December 31, 2016 and 2015:
(Dollars in thousands, except per share amount)	December 31, 2016	December 31, 2015
Shares released and allocated	23,510	12,225
Unearned shares	145,770	157,055
	169,280	169,280
Fair value of unearned shares	$2,157	$2,117

11.
STOCK-BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan”). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2016, there were 2,500 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.
Permissible Awards:
Under the above plan, the following are permissible awards:
•
Options to purchase shares of the Company common stock, which may either be non-qualified stock options or incentive stock options under Section 422 of the U.S. Internal Revenue Code of 1986, as amended;

•
Restricted stock grants, which may be subject to restrictions on transferability and forfeiture; and

•
All awards may be granted with time-based or performance-based vesting.

Restricted Stock:
The specific terms of each restricted stock award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the grant date.
A summary of changes in the Company’s nonvested shares for the year is as follows:
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	2,500	13.40
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2016	2,500	$13.40
Fair Value of shares vested		$—

The following table outlines the vesting schedule of the nonvested restricted stock awards as of December 31, 2016:
Year Ending December 31,	Number of restricted shares
2017	1,250
2018	1,250
2,500

The Company recorded restricted stock awards expense of  $4,188 for the year ended December 31, 2016. As of December 31, 2016, there was $29,312 of total unrecognized compensation cost related to nonvested shares granted under the 2016 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 1.75 years.
12.
RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2016 and 2015:
(Dollars in thousands)	12 Months Ended December 31, 2016	12 Months Ended December 31, 2015
Balance at beginning of period	$923	$955
Additions	—	—
Repayments	(38)	(32)
Change in status	(120)	—
Balance at end of period	$765	$923

13.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2016 and 2015 that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2016, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the December 31, 2016 and 2015 financial statements and the current capital requirements:
	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$24,359	37.47%	$5,606	≥8.625%
Tier I capital (to risk-weighted assets)	23,541	36.22	4,306	≥6.625
Tier I capital (to adjusted total assets)	23,541	17.44	5,400	≥4.00
Common equity tier 1 capital (to risk weighted assets)	23,541	36.22	3,331	≥5.125
As of December 31, 2015:
Total risk-based capital (to risk-weighted assets)	$25,897	36.11%	$5,737	≥8.0%
Tier I capital (to risk-weighted assets)	24,993	34.85	4,303	≥6.0
Tier I capital (to adjusted total assets)	24,993	17.94	5,573	≥4.0
Common equity tier 1 capital (to risk weighted assets)	24,993	34.85	3,227	≥4.5
The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.
(Dollars in thousands)	December 31, 2016	December 31, 2015
Total Company equity capital	$30,324	$34,881
LESS: Parent Only Equity	6,922	9,899
LESS: Net unrealized (losses) gains on available-for-sale securities	(139)	(11)
Tier 1 Capital	$23,541	$24,993
Tier 1 Capital	$23,541	$24,993
Allowance for loan and lease losses includible in Tier 2 capital	818	904
Total risk-based capital	$24,359	$25,897

14.
OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive gains and losses for the years ended December 31, 2016 and 2015.
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale	$(121)	$—	$(121)
Other Comprehensive Loss	$(121)	$—	$(121)
Year Ended December 31, 2015
Net unrealized loss on securities available-for-sale	$(42)	$16	$(26)
Other Comprehensive Loss	$(42)	$16	$(26)

The following table presents the changes in each components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2016 and 2015.
	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2016
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive loss	(128)	(73)
Balance at End of Period	$(139)	$(84)

	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2015
Balance at Beginning of Year	$15	$15
Other comprehensive gain	(26)	(26)
Balance at End of Period	$(11)	$(11)

The following table presents the amount reclassified out of accumulated other comprehensive income:
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
(Dollars in thousands)	December 31, 2016	December 31, 2015
Redemption of Investment Securities Available-for-sale	$—	$(2)	Realized gain on redemption of investment securities
	—	1	Provision for Income Tax
	$—	$(1)	Net of Tax
Total Reclassifications for the Period	$—	$(1)	Net of Tax

15.
EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2016 and 2015 are as follows:
	December 31, 2016
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,751)	1,816,933	$(0.96)
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$(1,751)	1,816,933	$(0.96)

	December 31, 2015
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,034)	1,952,855	$(0.53)
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$(1,034)	1,952,855	$(0.53)

There were no common stock equivalents excluded from the December 31, 2016 and 2015 diluted earnings per share calculation.
16.
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
17.
COMMITMENTS

At December 31, 2016 and 2015, the Bank had outstanding commitments of  $1.5 million and $634,000 to originate mortgage loans and $42,000 and $0 to originate home equity lines of credit loans, respectively. The rate on the home equity line of credit was 3.00% at December 31, 2016.
18.
FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis are included in the table below:
	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$933	$—	$933	$—	$—	$—
Mortgage-backed securities	2,765	—	2,765	—	—	—
Total assets measured at fair value on a recurring basis	$3,698	$—	$3,698	$—	$—	$—

	Fair Value Measurements at December 31, 2015 Using:
Description (Dollars in thousands)	Fair Value December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$6,944	$—	$6,944	$—	$—	$—
Mortgage-backed securities	1,536	—	1,536	—	—	—
Total assets measured at fair value on a recurring basis	$8,480	$—	$8,480	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:
	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,734	$—	$2,633	$1,101	$—	$—
Commercial	1,451	—	1,451	—	—	—
Land	2,346	—	2,346	—	—	—
Construction	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$7,531	$—	$6,430	$1,101	$—	$—

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
In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at December 31, 2016 and 2015 are as follows:
(Dollars in thousands)	Carrying Value December 31, 2016	Fair Value December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,399	$5,399	$—	$5,399	$—
Other interest bearing deposits in other banks	11,090	11,090	—	11,090	—
Investment securities	22,516	21,969	—	21,969	—
Federal Home Loan Bank stock	418	418	—	418	—
Loans, net	86,030	85,525	—	6,430	79,095
Bank owned life insurance	931	931	—	931	—
Accrued interest receivable	356	356	—	356	—
LIABILITIES
Deposits	$93,015	$90,912	$—	$—	$90,912
FHLB advances	7,000	7,005	—	—	7,005

(Dollars in thousands)	Carrying Value December 31, 2015	Fair Value December 31, 2015	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,924	$2,924	$—	$2,924	$—
Other interest bearing deposits in other banks	19,107	19,128	—	19,128	—
Investment securities	17,625	17,775	—	7,775	—
Federal Home Loan Bank stock	688	688	—	688	—
Loans, net	93,125	90,004	—	5,469	84,535
Bank owned life insurance	896	896	—	896	—
Accrued interest receivable	324	324	—	324	—
LIABILITIES
Deposits	$92,692	$89,354	$—	$—	$89,354
FHLB advances	12,000	12,400	—	—	12,400
The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2016 and 2015:
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
In June 2016, FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changed the credit loss model on financial instruments measured at amortized cost, available for sale securities and certain purchased financial instruments. Credit losses on financial instruments measured at amortized cost will be determined using a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This places the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. Purchased financial assets with more-than-insignificant credit deterioration since origination (“PCD assets”) measured at amortized cost will have an allowance for credit losses established at acquisition as part of the purchase price. Subsequent increases or decreases to the allowance for credit losses on PCD assets will be recognized in the income statement. Interest income should be recognized on PCD assets based on the effective interest rate, determined excluding the discount attributed to credit losses at acquisition. Credit losses relating to available-for-sale debt securities will be recognized through an allowance for credit losses. The amount of the credit loss is limited to the amount by which fair value is below amortized cost of the available-for-sale debt security. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted and if early adopted, all provisions must be adopted in the same period. The amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the period adopted. A prospective approach is required for securities with other-than-temporary impairment recognized prior to adoption. The Company is still reviewing the impact the adoption of this guidance, but expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings. The ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.
19.
PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for MB Bancorp, Inc. for the years ended December 31, 2016 and 2015.
CONDENSED BALANCE SHEET
ASSETS
(Dollars in thousands)	As of December 31, 2016	As of December 31, 2015
ASSETS:
Cash and due from banks	$3,360	$2,446
Other interest-bearing deposits in other banks	2,241	5,967
Loans receivable – ESOP	1,458	1,571
Investment in bank subsidiary	23,275	24,922
Other assets	1	2
TOTAL ASSETS	$30,335	$34,908
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other liabilities	$11	$27
Total liabilities	11	27
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,902,900 and 2,116,000 shares at December 31, 2016 and 2015, respectively	19	21
Additional paid-in capital	18,132	20,158
Retained earnings – substantially restricted	13,770	16,284
Accumulated other comprehensive (loss) income	(139)	(11)
Employee stock ownership plan	(1,458)	(1,571)
Total stockholders’ equity	30,324	34,881
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,335	$34,908

CONDENSED STATEMENT OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands)	2016	2015
INCOME:
Interest on ESOP loan	$51	$55
Interest and dividends on investment securities	39	49
Total income	90	104
EXPENSE:
Interest on stock purchase refund	—	—
Salaries and employee benefits	11	7
Legal and professional expenses	77	116
Advertising and marketing related expenses	3	1
Other expenses	159	134
Total expenses	250	258
LOSS BEFORE EQUITY IN LOSS OF BANK SUBSIDIARY	(160)	(154)
Equity in net loss of bank subsidiary	(1,591)	(880)
NET LOSS	$(1,751)	$(1,034)

CONDENSED STATEMENT OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,751)	$(1,034)
Adjustment to reconcile net loss to net cash used in operating activities:
Equity in undistributed net loss	1,591	880
Increase in accrued interest and other assets	36	74
Decrease in accounts payable and other liabilities	(16)	(18)
Net cash used in operating activities	(108)	(98)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	3,726	(5,967)
Net decrease in loan-ESOP	113	113
Investment in bank subsidiary	—	—
Net cash provided by (used in) investing activities	3,839	(5,854)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(2,817)	—
Purchase of Employee Stock Ownership Plan	—	—
Net cash used in financing activities	(2,817)	—
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	914	(5,952)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,446	8,398
CASH AND CASH EQUIVALENTS AT END OF YEAR	$3,360	$2,446
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—