Form 10-Q
period 2017-03-31
MB Bancorp Inc
filed 2017-05-10
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of May 10, 2017, there were 1,890,200 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)	(audited)

Assets:
Cash and due from banks	$4,598	$5,399
Interest bearing deposits in other banks	4,726	3,868
Total cash and cash equivalents	9,324	9,267

Other interest-bearing deposits in other banks	5,728	7,222
Investment securities available-for-sale – at fair value	12,930	3,698
Investment securities held to maturity – amortized cost	18,462	18,818

Loans, net of unearned fees	84,449	87,248
Less allowance for loan losses	(1,195)	(1,218)
Loans, net	83,254	86,030

Real estate ground rents	831	829
Less allowance for credit losses	(140)	(141)
Ground rents, net	691	688

Federal Home Loan Bank stock, at cost	626	418
Property and equipment – net	3,702	3,677
Deferred income taxes	—	—
Bank-owned life insurance	4,455	931
Accrued interest receivable and other assets	576	562
TOTAL ASSETS	$139,748	$131,311

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$97,741	$93,015
Federal Home Loan Bank advances	11,000	7,000
Deferred compensation liability	153	170
Accounts payable and other liabilities	692	802
Total liabilities	109,586	100,987

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,892,200 and 1,902,900 shares at March 31, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	18,049	18,132
Retained earnings - substantially restricted	13,685	13,770
Accumulated other comprehensive loss	(161)	(139)
Unearned ESOP shares	(1,430)	(1,458)
Total stockholders' equity	30,162	30,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,748	$131,311

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2017	2016
(Dollars in thousands, except per share amount)	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$838	$947
Interest on federal funds sold and other investments	24	38
Interest and dividends on investment securities	197	168
Total interest income	1,059	1,153

INTEREST EXPENSE:
Interest on deposits	193	187
Interest on short-term borrowings	14	—
Interest on long-term borrowings	7	126
Total interest expense	214	313

NET INTEREST INCOME	845	840

(REVERSAL) PROVISION FOR LOAN LOSSES	—	(255)

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	845	1,095

NON-INTEREST INCOME:
Service charges on deposit accounts	3	3
Fees and charges on loans	10	8
Increase in cash surrender value of life insurance	24	12
Gain on investment securities	16	—
Ground rent fees	12	13
Other income	28	32
Total non-interest income	93	68

NON-INTEREST EXPENSE:
Salaries and employee benefits	542	593
Occupancy expenses	114	117
Furniture and equipment expenses	9	12
Legal and professional expenses	115	66
Data processing and other outside services	75	67
FDIC insurance premiums	(6)	22
Advertising and marketing related expenses	3	8
Provision for loss on other real estate owned	—	—
Benefit for loss on ground rents	(2)	(2)
Other expenses	119	151
Total non-interest expenses	969	1,034

INCOME (LOSS) BEFORE INCOME TAXES	(31)	129

INCOME TAX EXPENSE	—	128

NET INCOME (LOSS)	$(31)	$1

Basic earnings (loss) per share	$(0.02)	$—

Diluted earnings (loss) per share	$(0.02)	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2017	2016
	(unaudited)

NET INCOME (LOSS)	$(31)	$1
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains arising during the period	(6)	87
Reclassification of gain included in net income	(16)	—
Unrealized gains arising during the period	(22)	87
Income taxes on unrealized gains arising during the period	—	(34)
	(22)	53

COMPREHENSIVE INCOME (LOSS)	$(53)	$54

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2017 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net Income	—	—	1	—	—	1
Net unrealized gain on available- for sale securities, net of taxes of ($34)	—	—	—	—	53	53
Stock-based compensation	—	4	—	29	—	33
BALANCES AT MARCH 31, 2016	$21	$20,162	$16,285	$(1,542)	$42	$34,968

BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net loss	—	—	(31)	—	—	(31)
Net unrealized loss on available- for sale securities, net of taxes of $0	—	—	—	—	(22)	(22)
Stock-based compensation	—	18	—	28	—	46
Repurchase of shares	$—	$(101)	$(54)	$—	$—	$(155)
BALANCES AT MARCH 31, 2017	$19	$18,049	$13,685	$(1,430)	$(161)	$30,162

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,	March 31,
	2017	2016
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31)	$1
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	31	34
Increase in cash surrender value of life insurance	(24)	(12)
Net amortization/accretion of premiums and discounts	7	(2)
(Reversal) provision for loan losses	—	(255)
Reversal for ground rent losses	(2)	(2)
Decrease in deferred income taxes	—	130
Provision for loss on other real estate owned	—	—
Non-cash compensation under stock-based benefit plan	46	33
Gain on sale of other real estate owned	—	—
Increase in accrued interest and other assets	(14)	(66)
Gain on sale of investment securities	(16)	—
Decrease in deferred compensation liability	(17)	(87)
(Decrease) increase in accounts payable and other liabilities	(111)	(34)
Net cash used in operating activities	(131)	(260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	1,494	3,727
Purchase of available-for-sale securities	(9,677)	—
Proceeds from calls/repayments of available-for-sale investments	122	5,047
Proceeds from sale of available-for-sale securities	312	—
Purchase of held-to-maturity investments	(1,732)	(14,347)
Proceeds from maturity/repayments of held-to-maturity investments	2,086	2,207
Net decrease in loans	2,776	676
Proceeds from sale of ground rents	—	3
Purchase of bank-owned life insurance	(3,500)	—
Purchase of property, plant and equipment	(56)	(17)
Redemption of Federal Home Loan Bank stock	(208)	15
Net cash used in investing activities	(8,383)	(2,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	$4,726	$4,066
Federal Home Loan Bank advances	11,000	1,000
Federal Home Loan Bank repayments	(7,000)	(1,000)
Repurchase of common stock	(155)	—
Net cash provided by financing activities	8,571	4,066

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57	1,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,267	3,721
CASH AND CASH EQUIVALENTS AT END OF YEAR	$9,324	$4,838

Supplemental cash flow information:
Interest paid	$217	$313
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2017.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations and cash flows for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In March 2017, the FASB issued SU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for us on December 31, 2018 and is not expected to have a significant impact on our financial statements.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(66)	$934
Mortgage-backed securities:	12,094	7	(105)	11,996
Total investments available-for-sale	$13,094	$7	$(171)	$12,930

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(67)	$933
Mortgage-backed securities:	2,837	10	(82)	2,765
Total investments available-for-sale	$3,837	$10	$(149)	$3,698

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	March 31, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(585)	$11,915
Mortgage backed securities	5,962	153	(120)	5,995
Total investments held-to-maturity	$18,462	$153	$(705)	$17,910

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(612)	$11,888
Mortgage-backed securities:	6,318	183	(118)	6,383
Total U.S. Government securities	$18,818	$183	$(730)	$18,271

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2017 (unaudited) and December 31, 2016 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At March 31, 2017 (unaudited) and December 31, 2016, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	March 31, 2017 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$11,343	$(225)	$—	$—	$11,343	$(225)
U.S. Government securities	12,849	(651)	—	—	12,849	(651)
Total temporarily impaired securities	$24,192	$(876)	$—	$—	$24,192	$(876)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,369	$(200)	$—	$—	$5,369	$(200)
U.S. Government securities	12,821	(679)	—	—	12,821	(679)
Total temporarily impaired securities	$18,190	$(879)	$—	$—	$18,190	$(879)

The scheduled maturities of debt securities at March 31, 2017 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	3,000	2,895
Due after ten years	10,500	9,954
Mortgage-backed securities	18,056	17,991
Total	$31,556	$30,840

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)

Secured by real estate:
Residential:
One-to four-family	$70,665	$71,266
Multi-family	589	2,038
Total	71,254	73,304
Non-residential	6,938	7,021
Construction and land loans	3,622	5,104
Home equity line of credit (“HELOC”)	3,579	3,473
Commercial, Consumer and other loans:
Commercial loans	345
Loans to depositors, secured by savings	16	18
	85,754	88,920
Add:
Net (discount) premium on purchased loans	9	10
Unamortized net deferred costs	19	16
Less:
Undisbursed portion of construction loans	(1,287)	(1,650)
Unearned net loan origination fees	(46)	(48)
Less allowance for loan losses	(1,195)	(1,218)
Loans receivable, net	$83,254	$86,030

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

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$—	$1,218
Charge-offs	(4)	(19)	—	—	(23)
Recoveries	—	—	—	—	—
Provisions	79	(42)	(37)	—	—

Ending balance	$1,048	$97	$50	$—	$1,195
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	—	$38
Ending balance: collectively evaluated for impairment	$1,010	$97	$50	$—	$1,157
Loans:
Ending balance: individually evaluated for impairment	$2,741	$1,345	$1,249	$—	$5,335
Ending balance: collectively evaluated for impairment	$72,453	$5,593	$2,373	$—	$80,419

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provisions	4	2	(11)	(250)	(255)
Ending balance	$964	$196	$146	$—	$1,306
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$41	$—	$—	—	$41
Ending balance: collectively evaluated for impairment	$923	$196	$146	$—	$1,265
Loans:
Ending balance: individually evaluated for impairment	$3,036	$1,275	$1,953	—	$6,264
Ending balance: collectively evaluated for impairment	$78,834	$6,655	$3,185	—	$88,674

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions	17	(36)	11	(250)	(258)
Ending balance	$973	$158	$87	$—	$1,218
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	—	$38
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment	$3,772	$1,451	$2,346	—	$7,569
Ending balance: collectively evaluated for impairment	$73,023	$5,570	$2,758	—	$81,351

Credit risk profile by internally assigned classification as of March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$69,225	$5,752	$2,288	$77,265
Special mention	3,276	—	85	3,361
Substandard	2,693	1,186	1,249	5,128
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$75,194	$6,938	$3,622	$85,754

Credit risk profile by internally assigned classification as of December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$71,147	$5,653	$2,791	$79,591
Special mention	3,005	159	87	3,251
Substandard	2,643	1,209	2,226	6,078
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$76,795	$7,021	$5,104	$88,920

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the three months ended March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,231	$1,345	$1,249	$4,825
Unpaid principal balance	2,471	1,648	2,286	6,405
Average recorded investment, for the three months ended March 31, 2017	2,252	1,353	1,741	5,346
Interest income recognized	47	14	12	73
Interest income foregone	4	4	18	26
With an allowance recorded:
Recorded investment	510	—	—	510
Unpaid principal balance	511	—	—	511
Related allowance	38	—	—	38
Average recorded investment, for the three months ended March 31, 2017	513	—	—	513
Interest income recognized	12	—	—	12
Interest income foregone	—	—	—	—
Total
Recorded investment	2,741	1,345	1,249	5,335
Unpaid principal balance	2,982	1,648	2,286	6,916
Related allowance	38	—	—	38
Average recorded investment, for the three months ended March 31, 2017	2,765	1,353	1,741	5,859
Interest income recognized	59	14	12	85
Interest income foregone	4	4	18	26

Impaired loans as of and for the three months ended March 31, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,219	$1,275	$1,953	$5,447
Unpaid principal balance	2,548	1,552	3,031	7,131
Average recorded investment, for the three months ended March 31, 2016	2,320	1,382	2,006	5,708
Interest income recognized	32	9	25	66
Interest income foregone	7	3	2	12
With an allowance recorded:
Recorded investment	817	—	—	817
Unpaid principal balance	817	—	—	817
Related allowance	41	—	—	41
Average recorded investment, for the three months ended March 31, 2016	696	—	—	696
Interest income recognized	6	—	—	6
Interest income foregone	—	—	—	—
Total
Recorded investment	3,036	1,275	1,953	6,264
Unpaid principal balance	3,365	1,552	3,031	7,948
Related allowance	41	—	—	41
Average recorded investment, for the three months ended March 31, 2016	3,016	1,382	2,006	6,404
Interest income recognized	38	9	25	72
Interest income foregone	7	3	2	12

Impaired loans as of and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,633	$1,451	$2,346	$6,430
Unpaid principal balance	2,971	1,665	3,512	8,148
Average recorded investment, for the twelve months ended December 31, 2016	2,522	1,353	2,309	6,184
Interest income recognized	166	45	122	333
Interest income foregone	11	18	7	36
With an allowance recorded:
Recorded investment	1,139	—	—	1,139
Unpaid principal balance	1,140	—	—	1,140
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	1,151	—	—	1,151
Interest income recognized	792	—	—	792
Interest income foregone	50	—	—	50
Total
Recorded investment	3,772	1,451	2,346	7,569
Unpaid principal balance	4,111	1,665	3,512	9,288
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	3,673	1,353	2,309	7,335
Interest income recognized	958	45	122	1,125
Interest income foregone	61	18	7	86

An aged analysis of past due loans as of March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$73,926	$6,829	$2,860	$83,615
30 – 59 days past due	373	—	—	373
60 – 89 days past due	223	—	—	223
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	672	109	762	1,543
Total past due	1,268	109	762	2,139
Total	$75,194	$6,938	$3,622	$85,754

An aged analysis of past due loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$74,773	$6,912	$3,312	$84,997
30 – 59 days past due	908	—	1,792	2,700
60 – 89 days past due	433	—	—	433
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	681	109	—	790
Total past due	2,022	109	1,792	3,923
Total	$76,795	$7,021	$5,104	$88,920

Non-performing loans as of March 31, 2017 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$554	$999	$27	$1,580
Other non-accrual loans	726	—	—	726
Total non-accrual loans	1,280	999	27	2,306
Accruing troubled debt restructured loans	1,159	346	761	2,266
Total	$2,439	$1,345	$788	$4,572

Non-performing loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$565	$1,020	$33	$1,618
Other non-accrual loans	541	—	—	541
Total non-accrual loans	1,106	1,020	33	2,159
Accruing troubled debt restructured loans	1,172	348	1,760	3,280
Total	$2,278	$1,368	$1,793	$5,439

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

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2017 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate, commercial, and consumer	—	$—	$—
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	—	$—	$—

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2016 (unaudited).

(Dollars in thousands)	Number of Contracts	Pre- modification Outstanding Recorded Investment	Post- modification Outstanding Recorded Investment
Residential real estate, commercial, and consumer	—	$—	$—
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	—	$—	$—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the year ended March 31, 2017 (unaudited).

During Three Months Ended March 31, 2017 (Unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	$—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the three months ended March 31, 2016 (unaudited).

During the Three Months Ended at March 31, 2016 (unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $411,000 and $422,000 at March 31, 2017 (unaudited) and December 31, 2016, respectively.

There was $91,000 of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2017 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at March 31, 2017 (unaudited) and December 31, 2016 was zero.

The activity in residential other real estate owned is as follows:

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,397	$1,415
NOW and Money market	22,845	21,241
Savings	14,001	13,811
Certificates of deposit	59,498	56,548
Total deposits	$97,741	$93,015

The aggregate amount of time deposits in denominations of $250,000 or more as of March 31, 2017 (unaudited) and December 31, 2016 was $2,003,000 and $2,724,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At March 31, 2017 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2017	$18,003
2018	15,375
2019	9,678
2020	6,907
2021	7,644
2022	1,891
Total	$59,498

Executive officers’ and directors’ deposits were $249,000 and $237,000 at March 31, 2017 (unaudited) and December 31, 2016, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$11	$12
Allowance for credit losses	471	481
Deferred compensation	61	67
Severance payments	128	170
Restricted stock awards	3	2
Allowance for ground rents	55	56
Allowance for delinquent mortgage interest	144	141
Contribution carryforward	2	2
Net operating loss carryforward	1,905	1,831
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	2,780	2,762
Valuation allowance	(2,621)	(2,608)
Deferred tax assets after valuation allowance	159	154
Deferred tax liabilities:
Depreciation	129	130
ESOP	30	24
Total deferred tax liabilities	159	154
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	March 31, 2017	March 31, 2016
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(5)	$(3)
Deferred tax	5	131
Total	$—	$128

At March 31, 2017, the Bank had approximately $4,800,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the three months ended March 31, 2017 (unaudited) and December 31, 2016 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2016	$(1,442)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(1,166)
Balance of December 31, 2016	$(2,608)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(13)
Balance of March 31, 2017	$(2,621)

As of December 31, 2016 and March 31, 2017, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of March 31, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the March 31, 2017 (unaudited) and December 31, 2016 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of March 31, 2017:
Total risk-based capital (to risk-weighted assets)	$24,436	35.89%	$5,872	≥8.625%
Tier I capital (to risk-weighted assets)	23,581	34.64	4,510	≥6.625
Tier I capital (to adjusted total assets)	23,581	17.53	6,220	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,581	34.64	3,489	>5.125

As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$24,359	37.47%	$5,606	≥8.625%
Tier I capital (to risk-weighted assets)	23,541	36.22	4,306	≥6.625
Tier I capital (to adjusted total assets)	23,541	17.44	5,400	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,541	36.22	3,331	>5.125

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,162	$30,324
LESS: Parent Only Equity	6,742	6,922
LESS: Net unrealized losses on available-for-sale securities	(161)	(139)
Tier 1 Capital	$23,581	$23,541
Tier 1 Capital	$23,581	$23,541
Allowance for loan and lease losses includible in Tier 2 capital	855	818
Total risk-based capital	$24,436	$24,359

9.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the three months ended March 31, 2017 and 2016 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2017 (unaudited)
Net unrealized loss on securities available-for-sale	$161	$-	$161
Other Comprehensive Gain	$161	$-	$161
Three Months Ended March 31, 2016 (unaudited)
Net unrealized loss on securities available-for-sale	$87	$(34)	$53
Other Comprehensive Loss	$87	$(34)	$53

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2017 and 2016 (unaudited).

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive loss	(22)	(22)
Balance at End of Period	$(161)	$(161)

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Three Months Ended March 31, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	53	53
Balance at End of Period	$42	$42

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	March 31, 2017	March 31, 2016
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(16)	$(25)	Realized gain on redemption of investment securities

	-	9	Provision for Income Tax
	$(16)	$(16)	Net of Tax

Total Reclassifications for the Period	$(16)	$(16)	Net of Tax

10. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(31)	1,753,524	$(0.02)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(31)	1,753,524	$(0.02)

	Three Months Ended March 31, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$1	1,959,885	$0.00

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$1	1,959,885	$0.00

There were no anti-dilutive shares excluded from the March 31, 2017 and 2016 diluted earnings per share calculation.

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

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at March 31, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$934	$—	$934	$—	$—	$—
Mortgage-backed securities	11,996	—	11,996	—	—	—
Total assets measured at fair value on a recurring basis	$12,930	$—	$12,930	$—	$—	$—

	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$933	$—	$933	$—	$—	$—
Mortgage-backed securities	2,765	—	2,765	—	—	—
Total assets measured at fair value on a recurring basis	$3,698	$—	$3,698	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at March 31, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,703	$—	$2,231	$472	$—	$—
Commercial	1,345	—	1,345	—	—	—
Land	1,249	—	1,249	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$5,297	$—	$4,825	$472	$—	$—

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at March 31, 2017 (unaudited) and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value March 31, 2017 (unaudited)	Fair Value March 31, 2017 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$4,598	$4,598	$—	$4,598	$—
Other interest bearing deposits in other banks	10,454	10,454	—	10,454	—
Investment securities	31,392	30,300	—	30,300	—
Federal Home Loan Bank stock	626	626	—	626	—
Loans, net	83,254	82,830	—	4.825	78.005
Bank owned life insurance	4,455	4,455	—	4,455	—
Accrued interest receivable	397	397	—	397	—

LIABILITIES
Deposits	$97,741	$95,620	$—	$—	$95,620
FHLB advances	11,000	10,997	—	—	10,997

(Dollars in thousands)	Carrying Value December 31, 2016	Fair Value December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,399	$5,399	$—	$5,399	$—
Other interest bearing deposits in other banks	11,090	11,090	—	11,090	—
Investment securities	22,516	21,969	—	21,969	—
Federal Home Loan Bank stock	418	418	—	418	—
Loans, net	86,030	85,525	—	6,430	79,095
Bank owned life insurance	931	931	—	931	—
Accrued interest receivable	356	356	—	356	—

LIABILITIES
Deposits	$93,015	$90,912	$—	$—	$90,912
FHLB advances	7,000	7,005	—	—	7,005

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2017 (unaudited) and December 31, 2016:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2017, we had total assets of $139.7 million, total deposits of $97.7 million and total equity of $30.2 million.

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

Balance Sheet Analysis

Assets. At March 31, 2017, our assets totaled $139.7 million, an increase of $8.4 million, or 6.4%, from total assets of $131.3 million at December 31, 2016. The increase in assets for the three months ended March 31, 2017 was due mainly to a $9.2 million, or 249.6%, increase in investment securities available for sale and a $3.5 million, or 378.5% increase in bank-owned life insurance, partially offset by a $2.8 million, or 3.2% decrease in loans outstanding and a $1.5 million, or 20.7%, decrease in other interest-bearing deposits in other banks.

Loans. At March 31, 2017, residential mortgage loans totaled $71.3 million, or 83.1% of the total loan portfolio compared to $73.3 million, or 82.4% of the total loan portfolio at December 31, 2016. Residential mortgage loans decreased by $2.0 million, or 2.8%, during the three months ended March 31, 2017 primarily due to increased level of paid off loans. Residential loan originations during the three months ended March 31, 2017 was $3.1 million as compared to $2.2 million for the comparable period for the prior year.

Non-residential real estate loans totaled $6.9 million, or 8.1% of total loans at March 31, 2017, compared to $7.0 million, or 7.9% of total loans, at December 31, 2016.

Construction and land loans totaled $3.6 million, and represented 4.2% of total loans, at March 31, 2017, compared to $5.1 million, or 5.7% of total loans, at December 31, 2016. At March 31, 2017, we had $1.5 million of construction loans, amounting to 41.4% of our construction and land loan portfolio, and $2.1 million of land loans, amounting to 58.6% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.6 million, and represented 4.2% of total loans, at March 31, 2017, compared to $3.5 million, or 3.9% of total loans at December 31, 2016.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $356,000 at March 31, 2017, representing less than 0.5% of the loan portfolio.

Securities. At March 31, 2017, our securities available-for-sale, recorded at fair value, increased by $9.2 million, or 249.6%, from $3.7 million at December 31, 2016 to $12.9 million at March 31, 2017. The increase is due to the purchase of $9.7 million in collateralized mortgage obligations issued by Freddie Mac and Fannie Mae offset slightly by the sale of securities as well as payments received during the quarter. Securities available-for-sale at March 31, 2017 consisted of U.S. Agency bonds and mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At March 31, 2017, our securities held-to-maturity decreased by $356,000, or 1.9%, from $18.8 million at December 31, 2016 to $18.5 million at March 31, 2017. Securities held-to-maturity at March 31, 2017 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At March 31, 2017, we also held a $626,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At March 31, 2017, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $691,000 at March 31, 2017 compared to $688,000 at December 31, 2016.

Deposits. Total deposits increased by $4.7 million, or 5.1%, to $97.7 million at March 31, 2017 from $93.0 million at December 31, 2016. Balances in non-interest-bearing deposits decreased by $18,000, or 1.3%, from $1.4 million at December 31, 2016. Interest-bearing deposits increased by $4.7 million, or 5.2%, to $96.3 million at March 31, 2017 compared to $91.6 million at December 31, 2016.

Borrowings. At March 31, 2017, we had $11.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $7.0 million at December 31, 2016, a $4.0 million, or 57.1% increase in short term FHLB advances. During the quarter ending March 31, 2017, we had the $7.0 million of advances outstanding as of December 31, 2016 mature and we borrowed $11.0 million on a short term basis.

Equity. Equity decreased by $162,000, or 0.5%, to $30.2 million at March 31, 2017 from $30.3 million at December 31, 2016 primarily as the result of repurchase of common shares during the three months ended March 31, 2017.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Overview. We had a net loss of $31,000 for the three months ended March 31, 2017, as compared to net income of $1,000 for the three months ended March 31, 2016. The net loss for the three months ended March 31, 2017 was primarily due to our non-interest expenses exceeding our net interest income and non-interest income, although we continue to focus on reducing our non-interest expenses.

Net Interest Income. Net interest income increased by $5,000, or 0.6%, for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in net interest income was primarily attributable to a decrease in the cost of our interest-bearing liabilities offset by a decrease in average interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $8.2 million or 8.7% decrease in the average balance of loans receivable, net of unearned fees due to a lack of qualified loan personnel prior to December 2016.

Interest on loans receivable, net of unearned fees decreased by $109,000, or 11.5%, for the three months ended March 31, 2017 as compared to the comparable period in 2016, due to a $8.2 million decrease in the average balance and a 13 basis point decrease in the average yield.

Interest on investment securities available-for-sale decreased by $6,000 for the three months ended March 31, 2017 as compared to the comparable period in 2016. There was a 53 basis point decrease in the average yield on investment securities available-for-sale and a $693,000 increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity increased by $37,000 for the three months ended March 31, 2017 as compared to the comparable period in 2016. There was a 20 basis point decrease in the average yield on investment securities held-to-maturity and a $6.1 million increase in the average balance of investment securities held-to-maturity.

Interest on deposits increased by $6,000, or 3.2%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The average balance of deposits increased by $1.4 million, or 1.5% when comparing the quarter ending March 31, 2017 to the prior year.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $105,000, or 83.3%, during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. During the year ending December 31, 2016 we paid off most of our higher rate advances, and the remaining $1.0 million at 4.397% matured in February 2017.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2017 and 2016, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2017 (unaudited)			2016 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$9,933	$24	0.98%	$18,130	$38	0.84%
Loans receivable, net of unearned fees	85,889	838	3.90	94,047	947	4.03
Investment securities available-for-sale – amortized cost	8,380	50	2.38	7,687	56	2.91
Investment securities held-to-maturity	19,614	141	2.88	13,507	104	3.08
Other interest-earning assets	515	6	4.81	687	8	4.66
Total interest-earning assets	124,331	1,059	3.41	134,058	1,153	3.44
Cash and due from banks	4,767			2,920
Allowance for credit losses	(1,211)			(1,556)
Other non-interest-earning assets	7,783			6,716
Total assets	135,670			142,138

Interest-bearing liabilities:
Certificates of deposit	58,854	176	1.19	57,875	171	1.18
NOW and money market	21,883	14	0.26	20,349	12	0.24
Savings	13,512	3	0.10	14,608	4	0.11
Federal Home Loan Bank advances	8,922	21	0.94	12,319	126	4.09
Total interest-bearing liabilities	103,171	214	0.83	105,151	313	1.19
Non-interest-bearing demand deposits	1,395			1,572
Other non-interest-bearing liabilities	870			508
Total liabilities	105,436			107,231
Total equity	30,234			34,907
Total liabilities and equity	$135,670			$142,138
Net interest income		$845			$840
Interest rate spread			2.58%			2.25%
Net interest margin			2.72%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.51%			127.49%

Provision for Loan Losses. We did not have any provision for loan losses for the three months ended March 31, 2017, compared to a reversal for loan losses of $255,000 for the three months ended March 31, 2016. In 2015 we established an unallocated reserve of $250,000 on loans which were in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraised values. After being sold at foreclosure to a third party, it was subsequently determined that the reserve was not necessary and was therefore reversed in 2016. At March 31, 2017, the allowance for loan losses was $1.2 million, or 1.39% of the total loan portfolio, compared to $1.2 million, or 1.37% of the total loan portfolio, at December 31, 2016.

Non-accrual loans amounted to $2.3 million at March 31, 2017 compared to $2.2 million at December 31, 2016. The increase in non-accrual loans of $147,000 was due to one additional non-accrual loan added during the first quarter of 2017. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 25.4% at March 31, 2017 compared to 22.7% at December 31, 2016. There were $23,000 net loan charge offs during the three months ended March 31, 2017, compared to no net loan charge-offs during the three months ended March 31, 2016.

Non-interest Income. Total non-interest income increased by $25,000, or 36.8%, from $68,000 for the three months ended March 31, 2016 to $93,000 for the three months ended March 31, 2017. The increase in total non-interest income was due to a $16,000 gain on sale of securities and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $65,000, or 6.3%. We had non-interest expenses of $969,000 for the three months ended March 31, 2017 and $1.0 million for the three months ended March 31, 2016. The decrease primarily was attributable to a $51,000 decrease in salaries and employee benefits, and a $28,000 decrease in FDIC insurance premiums as our premiums decreased and we were over-accrued at December 31, 2016, offset slightly by $32,000 increase in legal and professional fees. The decrease in salaries and employee benefits was attributable to the implementation of the expense reduction program pursuant to which management reduced the Bank’s workforce by seven employees effective December 31, 2016. This reduction in workforce followed the separation of employment of two additional employees during the quarter ended December 31, 2016.

Income Tax Expense. We recorded no income tax expense during the three months ended March 31, 2017 as compared to $128,000 during the three months ended March 31, 2016. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of March 31, 2017, management reached the same conclusions, however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0% and (47.6%).

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,280	$1,106
Non-residential	999	1,020
Construction and land	27	33
Total	2,306	2,159
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	181
Total	—	181
Total of non-performing loans and accruing loans 90 days or more past due	2,306	2,340
Assets acquired through foreclosure	—	—
Ground rents	140	141
Total non-performing assets	2,446	2,481
Troubled debt restructurings accruing	2,266	3,280
Troubled debt restructurings accruing and total non-performing assets	$4,712	$5,761
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.77%	2.68%
Total non-performing loans to total assets	1.65	1.64
Total non-performing assets and accruing loans past due 90 days or more to total assets	1.75	1.78
Total non-performing loans and accruing troubled debt restructurings to total assets	3.27	4.14
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	3.37	4.28

At March 31, 2017, non-accrual loans consisted of 21 residential mortgage loans totaling $1.3 million, two non-residential loans totaling $999,000, one construction and land loan totaling $27,000 and no home equity lines of credit. The increase in non-performing loans at March 31, 2017 as compared to December 31, 2016 is primarily due to the addition of one new residential loan ($207,000 book balance) less some loan payments and one loan charged off. We had no loan 90 days or more but still accruing at March 31, 2017 and one loan 90 days or more but still accruing at December 31, 2016.

At March 31, 2017, our largest non-performing loan relationships consisted of the following:

•	An $888,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at March 31, 2017 even though we are receiving periodic monthly payments under the restructured terms. We also had a $10,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at March 31, 2017, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At March 31, 2017 and December 31, 2016, we had $2.3 million, $3.3 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At March 31, 2017, our largest accruing troubled debt restructured loan was a $709,000 land loan secured by two lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower was making payments in accordance with the restructured terms. During the first quarter of 2017, the borrower sold two lots and paid the loan down by $1.0 million. The loan matured during the quarter ended March 31, 2017, and the Bank is currently negotiating a forbearance agreement to allow the borrower more time to pay the loan off. At March 31, 2017, the borrower had a second loan with an outstanding balance of $52,000 secured by the same property.

Interest income that would have been recorded for the three months ended March 31, 2017 and 2016 had non-accrual loans been current according to their original terms, amounted to approximately $30,000 and $12,000, respectively. Interest income of $6,000 and $72,000 related to non-accrual loans was included in interest income for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2017	2016
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,218	$1,561

Charge-Offs:
Residential, home equity lines of credit and consumer	(4)	—
Non-residential	(19)	—
Construction and land loans	—	—
Total charge-offs	(23)	—

Recoveries:
Residential, home equity lines of credit and consumer	—	—
Non-residential	—	—
Construction and land loans	—	—
Total recoveries	—	—

Net charge-offs	(23)	—
(Reversal) provision for loan losses	—	(255)
Allowance at end of period	$1,195	$1,306
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	30.62%	24.32%
Allowance for loan losses to total loans at end of period	1.39%	1.38%
Net charge-offs to average loans outstanding during the period	0.03%	.00%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $9.3 million and other interest-bearing deposits in other banks totaled $5.7 million. Securities classified as available-for-sale amounting to $12.9 million at March 31, 2017, provide an additional source of liquidity. In addition, at March 31, 2017, we had the ability to borrow a total of approximately $54.8 million from the Federal Home Loan Bank of Atlanta. At March 31, 2017, we had $11.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at March 31, 2017.

At March 31, 2017, we had $1.3 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2017 totaled $18.0 million, or 30.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been and will be reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of lending activities. Our financial condition and results of operations were enhanced by the capital from the offering, resulting in increased net interest-earning assets and income. However, the large increase in equity resulting from the capital raised in the offering has had an adverse impact on our return on equity. To help us better manage capital, we may use capital management tools such as cash dividends and common share repurchases.

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

For the three months ended March 31, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) (File No. 000-55341). As of March 31, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2017, repurchases of the Company’s common stock were as follows:

Total number of
Shares purchased
January 1 to January 31, 2017	4,000
February 1 to February 28, 2017	-
March 1 to March 31, 2017	6,700

Total	10,700

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	May 10, 2017	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	May 10, 2017	By:	/s/ John M. Wright
John M. Wright
Vice President and Chief Financial Officer
(principal financial and accounting officer)

