Form 10-Q
period 2017-06-30
MB Bancorp Inc
filed 2017-08-08
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________________ to _________________________________

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

As of August 8, 2017, there were 1,890,200 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	June 30,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$4,023	$5,399
Interest bearing deposits in other banks	4,282	3,868
Total cash and cash equivalents	8,305	9,267

Other interest-bearing deposits in other banks	3,985	7,222
Investment securities available-for-sale – at fair value	15,872	3,698
Investment securities held to maturity – amortized cost	17,746	18,818

Loans, net of unearned fees	87,742	87,248
Less allowance for loan losses	(1,222)	(1,218)
Loans, net	86,520	86,030

Real estate ground rents	828	829
Less allowance for credit losses	(130)	(141)
Ground rents, net	698	688

Federal Home Loan Bank stock, at cost	626	418
Property and equipment – net	3,716	3,677
Deferred income taxes	—	—
Bank-owned life insurance	4,479	931
Accrued interest receivable and other assets	505	562
TOTAL ASSETS	$142,452	$131,311

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$99,326	$93,015
Federal Home Loan Bank advances	12,000	7,000
Deferred compensation liability	154	170
Accounts payable and other liabilities	619	802
Total liabilities	112,099	100,987

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding, 1,890,200 and 1,902,900 shares at June 30, 2017 and December 31, 2016	19	19
Additional paid-in capital	18,048	18,132
Retained earnings - substantially restricted	13,698	13,770
Accumulated other comprehensive income (loss)	(11)	(139)
Unearned ESOP shares	(1,401)	(1,458)
Total stockholders' equity	30,353	30,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$142,452	$131,311

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2017	2016	2017	2016
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$810	$939	$1,648	$1,886
Interest on federal funds sold and other investments	22	35	46	73
Interest and dividends on investment securities	233	181	430	349
Total interest income	1,065	1,155	2,124	2,308

INTEREST EXPENSE:
Interest on deposits	200	197	393	384
Interest on short-term borrowings	21	-	35	-
Interest on long term borrowings	2	126	9	252
Total interest expense	223	323	437	636

NET INTEREST INCOME	842	832	1,687	1,672

PROVISION (REVERSAL) FOR LOAN LOSSES	–	4	–	(251)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	842	828	1,687	1,923

NON-INTEREST INCOME:
Service charges on deposit accounts	4	2	7	5
Fees and charges on loans	6	9	16	17
Increase in cash surrender value of life insurance	38	12	62	24
Gain on sale of other real estate owned	–	3	–	5
Gain on investment securities	26	–	42	–
Ground rent fees	10	11	22	24
Other income	12	6	23	36
Total non-interest income	96	43	172	111

NON-INTEREST EXPENSE:
Salaries and employee benefits	494	565	1,036	1,158
Occupancy expenses	102	91	216	208
Furniture and equipment expenses	10	10	19	22
Legal and professional expenses	94	88	175	154
Data processing and other outside services	79	82	154	149
FDIC insurance premiums	9	23	3	45
Advertising and marketing related expenses	2	6	5	14
Provision (reversal) for loss on ground rents	(10)	11	(12)	9
Other expenses	135	145	271	296
Total non-interest expenses	915	1,021	1,867	2,055

INCOME (LOSS) BEFORE INCOME TAXES	23	(150)	(8)	(21)

INCOME TAX EXPENSE	–	22	–	150

NET INCOME (LOSS)	$23	$(172)	$(8)	$(171)

Basic earnings (loss) per share	$0.02	$(.10)	$–	$(.09)

Diluted earnings (loss) per share	$0.02	$(.10)	$–	$(.09)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in thousands)	(unaudited)		(unaudited)

NET INCOME (LOSS)	$23	$(172)	$(8)	$(171)
OTHER COMPREHENSIVE (LOSS) INCOME ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	150	(6)	128	106
Reclassification of gains included in net income	(26)	(2)	(42)	(27)
Unrealized gains (losses) arising during the period	124	(8)	86	79
Income tax benefits on unrealized gains (losses) arising during the period	–	3	–	(31)
	124	(5)	86	48
COMPREHENSIVE INCOME (LOSS)	$147	$(177)	$78	$(123)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2017 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(171)	—	—	(171)
Net unrealized gains on available- for sale securities, net of taxes of ($31)	—	—	—	—	48	48
Repurchase of common stock	(2)	(2,014)	(744)	—	—	(2,760)
Stock-based compensation	—	10	—	57	—	67
BALANCES AT JUNE 30, 2016	$19	$18,154	$15,369	$(1,514)	$37	$32,065

BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net loss	—	—	(8)	—	—	(8)
Net unrealized gains on available- for sale securities, net of taxes of ($0)	—	—	—	—	128	128
Repurchase of common stock	—	(121)	(64)	—	—	(185)
Stock-based compensation	—	37	—	57	—	94
BALANCES AT JUNE 30, 2017	$19	$18,048	$13,698	$(1,401)	$(11)	$30,353

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended
	June 30,	June 30,
	2017	2016
(Dollars in thousands)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8)	$(171)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	64	68
Increase in cash surrender value of life insurance	(48)	(25)
Net amortization/accretion of premiums and discounts	25	(5)
Reversal for loan losses	–	(251)
(Reversal) provision for ground rent losses	(12)	9
Decrease in deferred income taxes	—	156
Non-cash compensation under stock-based benefit plan	94	67
Decrease in accrued interest and other assets	57	86
Gain on redemption of investment securities	(42)	—
Decrease in deferred compensation liability	(16)	(83)
(Decrease) increase in accounts payable and other liabilities	(183)	46
Net cash used in operating activities	(69)	(103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	3,237	7,759
Purchase of available-for-sale investments	(12,835)	—
Proceeds from calls/repayments of available-for-sale investments	466	6,095
Proceeds from sale of available for sale securities	338	—
Purchase of held-to-maturity investments	(1,732)	(25,095)
Proceeds from maturity/repayments of held-to-maturity investments	2,806	14,176
Net (increase) decrease in loans	(490)	2,009
Proceeds from sale of ground rents	2	8
Purchase of bank-owned life insurance	(3,500)	-
Purchase of property, plant and equipment	(103)	(17)
(Purchases) redemption of Federal Home Loan Bank stock	(208)	15
Net cash provided by (used in) investing activities	(12,019)	4,950

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	6,311	1,857
Federal Home Loan Bank advances	34,000	1,000
Federal Home Loan Bank repayments	(29,000)	(1,000)
Repurchase of common stock	(185)	(2,760)
Net cash provided by (used in) financing activities	11,126	(903)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(962)	3,944
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,267	3,721
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,305	$7,665

Supplemental cash flow information:
Interest paid	$440	$636
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2017.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations and cash flows for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20)—Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for us on December 31, 2018 and is not expected to have a significant impact on our financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation (Topic 718): Scope of Modification”. ASU 2017-09 was issued to provide clarity and reduce both 1) diversity in practice and 2) cost and complexity when applying the guidance in Topic 718, Compensation - Stock Compensation, to a change to the terms or conditions of a share-based payment award. Diversity in practice has arisen in part because some entities apply modification accounting under Topic 718 for modifications to terms and conditions that they consider substantive, but do not when they conclude that particular modifications are not substantive. Others apply modification accounting for any change to an award, except for changes that they consider purely administrative in nature. Still others apply modification accounting when a change to an award changes the fair value, the vesting, or the classification of the award. In practice, it appears that the evaluation of a change in fair value, vesting, or classification may be used to evaluate whether a change is substantive. ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718. ASU 2017-09 is effective for the annual period, and interim periods within the annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. The Company is currently in the process of evaluating the impact of ASU 2017-09 on its consolidated financial statements, but does not expect the adoption of ASU 2017-09 to have material impact on it consolidated financial statements.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	June 30, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$–	$(35)	$965
U.S. Municipal securities	1,517	2	(2)	1,517
Mortgage-backed securities:	13,366	63	(39)	13,390
Total investments available-for-sale	$15,883	$65	$(76)	$15,872

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$–	$(67)	$933
Mortgage-backed securities:	2,837	10	(82)	2,765
Total investments available-for-sale	$3,837	$10	$(149)	$3,698

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	June 30, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$3	$(209)	$12,294
Mortgage backed securities	5,246	135	(61)	5,320
Total investments held-to-maturity	$17,746	$138	$(270)	$17,614

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(612)	$11,888
Mortgage-backed securities:	6,318	183	(118)	6,383
Total U.S. Government securities	$18,818	$183	$(730)	$18,271

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2017 (unaudited) and December 31, 2016 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At June 30, 2017 (unaudited) and December 31, 2016, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	June 30, 2017 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$4,721	$(99)	$–	$–	$4,721	$(99)
U.S. Municipal securities	1,051	(2)	–	–	1,051	(2)
U.S. Government securities	12,255	(245)	–	–	12,255	(245)
Total temporarily impaired securities	$18,027	$(346)	$–	$–	$18,027	$(346)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,369	$(200)	$—	$—	$5,369	$(200)
U.S. Government securities	12,821	(679)	—	—	12,821	(679)
Total temporarily impaired securities	$18,190	$(879)	$—	$—	$18,190	$(879)

The scheduled maturities of debt securities at June 30, 2017 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	5,009	4,953
Due after ten years	10,008	9,823
Mortgage-backed securities	18,612	18,710
Total	$33,629	$33,486

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$70,564	$71,266
Multi-family	584	2,038
Total	71,148	73,304
Non-residential	9,738	7,021
Construction and land loans	3,881	5,104
Home equity line of credit (“HELOC”)	3,988	3,473
Commercial, Consumer and other loans:
Commercial loans	328	—
Loans to depositors, secured by savings	14	18
	89,097	88,920
Add:
Net (discount) premium on purchased loans	7	10
Unamortized net deferred costs	23	16
Less:
Undisbursed portion of construction loans	(1,318)	(1,650)
Unearned net loan origination fees	(67)	(48)
Less allowance for loan losses	(1,222)	(1,218)
Loans receivable, net	$86,520	$86,030

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

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2017	$1,048	$97	$50	$—	$1,195
Charge-offs	(45)	(62)	—	—	(107)
Recoveries	3	—	131	—	134
Provisions	29	99	(128)	—	—
Ending balance, June 30, 2017	$1,035	$134	$53	$—	$1,222

Beginning balance, January 1, 2017	$973	$158	$87	$—	$1,218
Charge-offs	(49)	(81)	—	—	(130)
Recoveries	3	—	131	—	134
Provisions	108	57	(165)	—	—
Ending balance, June 30, 2017	$1,035	$134	$53	$—	$1,222

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	$—	$38
Ending balance: collectively evaluated for impairment	$997	$134	$53	$—	$1,184
Loans:
Ending balance: individually evaluated for impairment. .	$3,042	$1,091	$1,201	$—	$5,334
Ending balance: collectively evaluated for impairment	$72,436	$8,647	$2,680	$—	$83,763

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, April 1, 2016	$964	$196	$146	$—	$1,306
Charge-offs	(2)	—	(81)	—	(83)
Recoveries	—	—	—	—	—
Provisions	(1)	(17)	22	—	4
Ending balance, June 30, 2016	$961	$179	$87	$—	$1,227

Beginning balance, January 1, 2016	$960	$194	$157	$250	$1,561
Charge-offs	(2)	—	(81)	—	(83)
Recoveries	—	—	—	—	—
Provisions	3	(15)	11	(250)	(251)
Ending balance, June 30, 2016	$961	$179	$87	$—	$1,227

Allowance for loan losses:
Ending balance: individually evaluated for impairment	$45	$—	$—	$—	$45
Ending balance: collectively evaluated for impairment	$916	$179	$87	$—	$1,182
Loans:
Ending balance: individually evaluated for impairment. .	$3,816	$1,255	$2,411	$—	$7,482
Ending balance: collectively evaluated for impairment	$77,506	$6,321	$2,205	$—	$86,032

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions	17	(36)	11	(250)	(258)
Ending balance	$973	$158	$87	$—	$1,218
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	—	$38
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment . .	$3,772	$1,451	$2,346	—	$7,569
Ending balance: collectively evaluated for impairment	$73,023	$5,570	$2,758	—	$81,351

Credit risk profile by internally assigned classification as of June 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$69,886	$8,647	$2,681	$81,214
Special mention	2,414	—	—	2,414
Substandard	3,178	1,091	1,200	5,469
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$75,478	$9,738	$3,881	$89,097

Credit risk profile by internally assigned classification as of December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$71,147	$5,653	$2,791	$79,591
Special mention	3,005	159	87	3,251
Substandard	2,643	1,209	2,226	6,078
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$76,795	$7,021	$5,104	$88,920

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the six months ended June 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,679	$1,091	$1,201	$4,971
Unpaid principal balance	3,667	1,670	2,240	7,577
Average recorded investment, for the three months ended June 30, 2017	2,724	756	816	4,296
Interest income recognized	37	8	13	58
Interest income foregone	9	—	12	21
Average recorded investment, for the six months ended June 30, 2017	2,578	1,054	1,278	4,910
Interest income recognized	103	23	25	151
Interest income foregone	16	—	30	46
With an allowance recorded:
Recorded investment	363	—	—	363
Unpaid principal balance	363	—	—	363
Related allowance	38	—	—	38
Average recorded investment, for the three months ended June 30, 2017	363	—	—	363
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Average recorded investment, for the six months ended June 30, 2017	348	—	—	348
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Total
Recorded investment	3,042	1,091	1,201	5,334
Unpaid principal balance	4,030	1,670	2,240	7,940
Related allowance	38	—	—	38
Average recorded investment, for the three months ended June 30, 2017	3,087	756	816	4,659
Interest income recognized	46	8	13	67
Interest income foregone	9	—	12	21
Average recorded investment, for the six months ended June 30, 2017	2,926	1,054	1,278	5,258
Interest income recognized	112	23	25	160
Interest income foregone	16	—	30	46

Impaired loans as of the three and for the six months ended June 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,619	$1,255	$2,411	$6,285
Unpaid principal balance	2,951	1,535	3,569	8,055
Average recorded investment, for the three months ended June 30, 2016	2,620	1,261	2,472	6,353
Interest income recognized	39	13	41	93
Interest income foregone	7	3	2	12
Average recorded investment, for the six months ended June 30, 2016	2,272	1,321	2,239	5,832
Interest income recognized	71	22	73	166
Interest income foregone	12	7	2	21
With an allowance recorded:
Recorded investment	1,197	—	—	1,197
Unpaid principal balance	1,197	—	—	1,197
Related allowance	45	—	—	45
Average recorded investment, for the three months ended June 30, 2016	1,200	—	—	1,200
Interest income recognized	15	—	—	15
Interest income foregone	1	—	—	1
Average recorded investment, for the six months ended June 30, 2016	1,191	—	—	1,191
Interest income recognized	23	—	—	23
Interest income foregone	1	—	—	1
Total
Recorded investment	3,816	1,255	2,411	7,482
Unpaid principal balance	4,148	1,535	3,569	9,252
Related allowance	45	—	—	45
Average recorded investment, for the three months ended June 30, 2016	3,820	1,261	2,472	7,553
Interest income recognized	54	13	41	108
Interest income foregone	8	3	2	13
Average recorded investment, for the six months ended June 30, 2016	3,463	1,321	2,239	7,023
Interest income recognized	94	22	73	189
Interest income foregone	13	7	2	22

Impaired loans as of and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,633	$1,451	$2,346	$6,430
Unpaid principal balance	2,971	1,665	3,512	8,148
Average recorded investment, for the twelve months ended December 31, 2016	2,522	1,353	2,309	6,184
Interest income recognized	166	45	122	333
Interest income foregone	11	18	7	36
With an allowance recorded:
Recorded investment	1,139	—	—	1,139
Unpaid principal balance	1,140	—	—	1,140
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	1,151	—	—	1,151
Interest income recognized	792	—	—	792
Interest income foregone	50	—	—	50
Total
Recorded investment	3,772	1,451	2,346	7,569
Unpaid principal balance	4,111	1,665	3,512	9,288
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	3,673	1,353	2,309	7,335
Interest income recognized	958	45	122	1,125
Interest income foregone	61	18	7	86

An aged analysis of past due loans as of June 30, 2017 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$74,607	$9,693	$3,160	$87,460
30 - 59 days past due	77	—	—	77
60 - 89 days past due	4	—	—	4
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	790	45	721	1,556
Total past due	871	45	721	1,637
Total	$75,478	$9,738	$3,881	$89,097

An aged analysis of past due loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$74,773	$6,912	$3,312	$84,997
30 - 59 days past due	908	—	1,792	2,700
60 - 89 days past due	433	—	—	433
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	681	109	—	790
Total past due	2,022	109	1,792	3,923
Total	$76,795	$7,021	$5,104	$88,920

Non-performing loans as of June 30, 2017 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$656	$913	$745	$2,314
Other non-accrual loans	726	—	—	726
Total non-accrual loans	1,382	913	745	3,040
Accruing troubled debt restructured loans	995	336	—	1,331
Total	$2,377	$1,249	$745	$4,371

Non-performing loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$565	$1,020	$33	$1,618
Other non-accrual loans	541	—	—	541
Total non-accrual loans	1,106	1,020	33	2,159
Accruing troubled debt restructured loans	1,172	348	1,760	3,280
Total	$2,278	$1,368	$1,793	$5,439

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

There were no troubled debt restructurings during the six months ended June 30, 2017 and 2016 (unaudited).

There were no troubled debt restructures that subsequently defaulted during the six months ended June 30, 2017 and 2016 (unaudited).

Loans serviced by the Bank for the benefit of others totaled $408,000 and $422,000 at June 30, 2017 (unaudited) and December 31, 2016, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $207,000 as of June 30, 2017 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at June 30, 2017 (unaudited) and December 31, 2016 was zero.

The activity in residential other real estate owned is as follows:

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,338	$1,415
NOW and Money market	22,717	21,241
Savings	15,456	13,811
Certificates of deposit	59,815	56,548
Total deposits	$99,326	$93,015

The aggregate amount of time deposits in denominations of $250,000 or more as of June 30, 2017 (unaudited) and December 31, 2016 was $3,121,000 and $2,724,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At June 30, 2017 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2017	$13,220
2018	18,398
2019	10,460
2020	6,934
2021	7,628
2022	3,175
Total	$59,815

Executive officers’ and directors’ deposits were $243,000 and $237,000 at June 30, 2017 (unaudited) and December 31, 2016, respectively.

7.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$15	$12
Allowance for credit losses	482	481
Deferred compensation	61	67
Severance payments	110	170
Restricted stock awards	6	2
Allowance for ground rents	51	56
Allowance for delinquent mortgage interest	147	141
Contribution carryforward	3	2
Net operating loss carryforward	1,908	1,831
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	2,783	2,762
Valuation allowance	(2,618)	(2,608)
Deferred tax assets after valuation allowance	165	154
Deferred tax liabilities:
Depreciation	130	130
ESOP	35	24
Total deferred tax liabilities	165	154
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	June 30, 2017	June 30, 2016
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(11)	$(6)
Deferred tax	11	156
Total	$—	$150

At June 30, 2017, the Bank had approximately $4,700,000 in federal and $5,000,000 in state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the six months ended June 30, 2017 (unaudited) and December 31, 2016 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2016	$(1,442)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(1,166)
Balance of December 31, 2016	$(2,608)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(10)
Balance of June 30, 2017	$(2,618)

As of December 31, 2016 and June 30, 2017, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of June 30, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the June 30, 2017 (unaudited) and December 31, 2016 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of June 30, 2017:
Total risk-based capital (to risk-weighted assets)	$24,596	34.26%	$6,192	≥8.625%
Tier I capital (to risk-weighted assets)	23,695	33.01	4,756	≥6.625
Tier I capital (to adjusted total assets)	23,695	17.29	6,338	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,695	33.01	3,679	>5.125

As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$24,359	37.47%	$5,606	≥8.625%
Tier I capital (to risk-weighted assets)	23,541	36.22	4,306	≥6.625
Tier I capital (to adjusted total assets)	23,541	17.44	5,400	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,541	36.22	3,331	>5.125

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,353	$30,324
LESS: Parent Only Equity	6,669	6,922
LESS: Net unrealized (losses) gains on available-for-sale securities	(11)	(139)
Tier 1 Capital	$23,695	$23,541
Tier 1 Capital	$23,695	$23,541
Allowance for loan and lease losses includible in Tier 2 capital	901	818
Total risk-based capital	$24,596	$24,359

10.   OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the six months ended June 30, 2017 and 2016 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2017 (unaudited)
Net unrealized gains on securities available-for-sale	$86	$-	$86
Other Comprehensive Gain	$86	$-	$86
Six Months Ended June 30, 2016 (unaudited)
Net unrealized gains on securities available-for-sale	$79	$(31)	$48
Other Comprehensive Gain	$79	$(31)	$48

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2017 and 2016 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive gain	128	128
Balance at End of Period	$(11)	$(11)

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	48	48
Balance at End of Period	$37	$37

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	June 30, 2017	June 30, 2016
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(42)	$(27)	Realized gain on redemption of investment securities

	-	9	Provision for Income Tax
	$(42)	$(18)	Net of Tax

Total Reclassifications for the Period	$(42)	$(18)	Net of Tax

11. EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$23	1,748,729	$0.02

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$23	1,748,729	$0.02

	Six Months Ended June 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(8)	1,751,116	$(0.00)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(8)	1,751,116	$(0.00)

	Three Months Ended June 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(172)	1,792,806	$(0.10)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(172)	1,792,806	$(0.10)

	Six Months Ended June 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(171)	1,876,346	$(0.09)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(171)	1,876,346	$(0.09)

There were no anti-dilutive shares excluded from the June 30, 2017 and 2016 diluted earnings per share calculation.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At June 30, 2017 and December 31, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at June 30, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$965	$—	$965	$—	$—	$—
U.S. Municipal securities	1,517	—	1,517	—	—	—
Mortgage-backed securities	13,390	—	13,390	—	—	—
Total assets measured at fair value on a recurring basis	$15,872	$—	$15,872	$--	$--	$--

	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$933	$—	$933	$—	$—	$—
Mortgage-backed securities	2,765	—	2,765	—	—	—
Total assets measured at fair value on a recurring basis	$3,698	$—	$3,698	$--	$--	$--

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at June 30, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$3,004	$—	$2,641	$363	$—	$—
Commercial	1,091	—	1,091	—	—	—
Land	1,201	—	1,201	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$5,304	$—	$4,933	$363	$—	$—

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at June 30, 2017 (unaudited) and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value June 30, 2017 (unaudited)	Fair Value June 30, 2017 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$8,305	$8,305	$—	$8,305	$—
Other interest bearing deposits in other banks	3,985	3,985	—	3,985	—
Investment securities	33,618	33,486	—	33,486	—
Federal Home Loan Bank stock	626	626	—	626	—
Loans, net	86,520	87,348	—	4,933	82,415
Bank owned life insurance	4,479	4,479	—	4,479	—
Accrued interest receivable	372	372	—	372	—

LIABILITIES
Deposits	$99,326	$96,204	$—	$—	$96,204
FHLB advances	12,000	12,000	—	—	12,000

(Dollars in thousands)	Carrying Value December 31, 2016	Fair Value December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,399	$5,399	$—	$5,399	$—
Other interest bearing deposits in other banks	11,090	11,090	—	11,090	—
Investment securities	22,516	21,969	—	21,969	—
Federal Home Loan Bank stock	418	418	—	418	—
Loans, net	86,030	85,525	—	6,430	79,095
Bank owned life insurance	931	931	—	931	—
Accrued interest receivable	356	356	—	356	—

LIABILITIES
Deposits	$93,015	$90,912	$—	$—	$90,912
FHLB advances	7,000	7,005	—	—	7,005

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2017 (unaudited) and December 31, 2016:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At June 30, 2017, we had total assets of $142.5 million, total deposits of $99.3 million and total equity of $30.4 million.

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

Balance Sheet Analysis

Assets. At June 30, 2017, our assets totaled $142.5 million, an increase of $11.1 million, or 8.5%, from total assets of $131.3 million at December 31, 2016. The increase in assets for the six months ended June 30, 2017 was due mainly to, a $12.2 million, or 329.2% increase in investment securities available for sale, a $3.5 million, or 381.1% increase in bank-owned life insurance and a $490,000 increase in loans, net, partially offset by a $3.2 million, or 44.8%, decrease in other interest-bearing deposits in other banks, a $1.1 million decrease in investment securities held to maturity and a $1.0 million decrease in cash and cash equivalents.

Loans. At June 30, 2017, residential mortgage loans totaled $71.1 million, or 79.9% of the total loan portfolio compared to $73.3 million, or 82.4% of the total loan portfolio at December 31, 2016. Residential mortgage loans decreased by $2.2 million, or 2.9%, during the six months ended June 30, 2017 primarily due to increased level of paid off loans. Residential loan originations during the six months ended June 30, 2017 was $6.3 million as compared to $3.5 million for the comparable period for the prior year.

Non-residential real estate loans totaled $9.7 million, or 10.9% of total loans at June 30, 2017, compared to $7.0 million, or 7.9% of total loans, at December 31, 2016. Non-residential mortgage loans increased by $2.7 million, or 38.7%, during the six months ended June 30, 2017 primarily due to increased loan originations.

Construction and land loans totaled $3.9 million, and represented 4.4% of total loans, at June 30, 2017, compared to $5.1 million, or 5.7% of total loans, at December 31, 2016. At June 30, 2017, we had $1.9 million of construction loans, amounting to 47.7% of our construction and land loan portfolio, and $2.0 million of land loans, amounting to 52.3% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $4.0 million, or 4.5% of total loans, at June 30, 2017, compared to $3.5 million, or 3.9% of total loans, at December 31, 2016.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $342,000 at June 30, 2017, representing less than 0.5% of the loan portfolio.

Securities. At June 30, 2017, our securities available-for-sale, recorded at fair value, increased by $12.2 million, or 329.2%, from $3.7 million at December 31, 2016 to $15.9 million at June 30, 2017. The increase is due to the purchase of $11.3 million in collateralized mortgage obligations issued by Freddie Mac and Fannie Mae and $1.5 million in taxable state municipal bonds offset slightly by the sale of securities as well as payments received during the quarter. Securities available-for-sale at June 30, 2017 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and taxable state municipal bonds. At June 30, 2017, our securities held-to-maturity decreased by $1.1 million, or 5.7%, from $18.8 million at December 31, 2016 to $17.7 million at June 30, 2017. Securities held-to-maturity at March 31, 2017 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At June 30, 2017, we also held a $626,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At June 30, 2017, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $698,000 at June 30, 2017 compared to $688,000 at December 31, 2016.

Deposits. Total deposits increased by $6.3 million, or 6.8%, to $99.3 million at June 30, 2017 from $93.0 million at December 31, 2016. Balances in non-interest-bearing deposits decreased by $77,000, or 5.4%, from $1.4 million at December 31, 2016. Interest-bearing deposits increased by $6.4 million, or 7.0%, to $98.0 million at June 30, 2017 compared to $91.6 million at December 31, 2016.

Borrowings. At June 30, 2017, we had $12.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $7.0 million at December 31, 2016, a $5.0 million, or 71.4% increase in FHLB advances. During the six months ending June 30, 2017, we had the $7.0 million of advances outstanding as of December 31, 2016 mature and as of June 30, 2017 had the following advances: a $4.0 million advance maturing on December 14, 2018 with a 1.41% rate, a $4.0 million advance maturing on June 27, 2018 with a 1.32% rate and a $4.0 million daily rate credit advance with a 1.18% rate.

Equity. Equity increased by $29,000, or 0.1%, to $30.4 million at June 30, 2017 from $30.3 million at December 31, 2016 primarily due to the decrease in accumulated other comprehensive loss, offset slightly by the repurchase of common shares during the six months ended June 30, 2017.

Results of Operations for the Three Months Ended June, 2017 and 2016

Overview. We had net income of $23,000 for the three months ended June 30, 2017, as compared to net loss of $172,000 for the three months ended June 30, 2016. The increase in net income for the three months ended June 30, 2017 was primarily due to a decrease in non-interest expense and an increase in net interest income.

Net Interest Income. Net interest income increased by $10,000, or 1.2%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the decline in the cost of interest-bearing liabilities, offset slightly by the decrease in average earning assets and the yield on average earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $8.7 million or 9.3% decrease in the average balance of loans receivable, net of unearned fees (due to high volume of loan payoffs and very low loan originations) and a $7.9 million or 50.6% decrease in the average balance of interest bearing deposits in other banks, partially offset by a $13.1 million increase in the average balance of investment securities available-for-sale.

Interest on loans receivable, net of unearned fees, decreased by $129,000, or 13.7%, for the three months ended June 30, 2017 as compared to the comparable period in 2016, due to a $8.7 million decrease in the average balance and a 19 basis point decrease in the average yield from 4.02% at June 30, 2016 to 3.83% at June 30, 2017.

Interest on investment securities available-for-sale increased by $88,000 for the three months ended June 30, 2017 as compared to the comparable period in 2016. There was a one basis point decrease in the average yield on investment securities available-for-sale and a $13.1 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $35,000 for the three months ended June 30, 2017 as compared to the comparable period in 2016. There was a 37 basis point decrease in the average yield on investment securities held-to-maturity and a $2.4 million decrease in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit decreased by $2,000, or 1.1%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, due to a four basis point decrease in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $103,000, or 81.7%, during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. During the year ending December 31, 2016 we paid off most of our higher rate advances, and the remaining $1.0 million at 4.397% matured in February 2017.

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

	Three Months Ended June 30,
	2017 (unaudited)			2016 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$7,741	$22	1.14%	$15,683	$35	.89%
Loans receivable, net of unearned fees	84,702	810	3.83	93,363	939	4.02
Investment securities available-for-sale – amortized cost	15,713	106	2.70	2,652	18	2.71
Investment securities held-to-maturity	18,104	119	2.63	20,528	154	3.00
Other interest-earning assets	689	8	4.64	673	9	5.35
Total interest-earning assets	126,949	1,065	3.36	132,899	1,155	3.48
Cash and due from banks	5,020			2,769
Allowance for credit losses	(1,285)			(1,304)
Other non-interest-earning assets	9,325			6,528
Total assets	$140,009			$140,892

Interest-bearing liabilities:
Certificates of deposit	$59,693	$178	1.19%	$58,544	$180	1.23%
NOW and money market	23,033	18	.31	21,325	13	.24
Savings	14,536	4	.11	14,406	4	.11
Federal Home Loan Bank advances	10,846	23	.85	12,000	126	4.20
Total interest-bearing liabilities	108,108	223	.83	106,275	323	1.22
Non-interest-bearing demand deposits	1,341			1,390
Other non-interest-bearing liabilities	290			503
Total liabilities	109,739			108,168
Total equity	30,270			32,724
Total liabilities and equity	$140,009			$140,892
Net interest income		$842			$832
Interest rate spread			2.53%			2.26%
Net interest margin			2.65%			2.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.43%			125.05%

Provision for Loan Losses. We did not have any provision for loan losses for the three months ended June 30, 2017, compared to a provision for loan losses of $4,000 for the three months ended June 30, 2016. At June 30, 2017, the allowance for loan losses was $1.2 million, or 1.41% of the total loan portfolio, compared to $1.2 million, or 1.39% of the total loan portfolio, at December 31, 2016.

There were net loan charge offs of $19,000 during the three months ended June 30, 2017, compared to net loan charge-off recovery of $83,000 during the three months ended June 30, 2016.

Non-interest Income. Total non-interest income was $96,000 and $43,000 for the three months ended June 30, 2017 and 2016. The increase in total non-interest income was due to a $26,000 gain on sale of securities and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $106,000, or 10.4%. We had non-interest expenses of $915,000 for the three months ended June 30, 2017 and $1.0 million for the three months ended June 30, 2016. The decrease primarily was attributable to a $71,000 decrease in salaries and employee benefits, a $21,000 decrease in provision (reversal) for loss on ground rents and a $14,000 decrease in FDIC premiums, partially offset by an $11,000 increase in occupancy expenses.

Income Tax Expense. We recorded no income tax expense during the three months ended June 30, 2017 as compared to $22,000 during the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 and 2016

Overview. We had a net loss of $8,000 for the six months ended June 30, 2017, as compared to a net loss of $171,000 for the six months ended June 30, 2016. The net loss for the six months ended June 30, 2017 was primarily due to our non-interest expenses exceeding our net interest income and non-interest income, although we continue to focus on reducing our non-interest expenses and increase our net interest income.

Net Interest Income. Net interest income increased by $15,000, or 0.9%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The increase in net interest income was primarily attributable to a decrease in the cost of our interest-bearing liabilities offset by a decrease in average interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $8.4 million or 9.0% decrease in the average balance of loans receivable, net of unearned fees due to a lack of qualified loan personnel. The Bank hired two qualified loan originators, one for residential lending and the other for commercial lending, during the end of 2016; however it takes time to rebuild their pipeline and close new loans. At June 30, 2017, the total outstanding loans have increased since December 31, 2016 but are still well below the totals for most of 2016 thus causing a decrease in the average balance of loans receivable.

Interest on loans receivable, net of unearned fees decreased by $238,000, or 12.6%, for the six months ended June 30, 2017 as compared to the comparable period in 2016, due to a $8.4 million decrease in the average balance and a 17 basis point decrease in the average yield from 4.03% at June 30, 2016 to 3.86% at June 30, 2017.

Interest on investment securities available-for-sale increased by $82,000 for the six months ended June 30, 2017 as compared to the comparable period in 2016. There was a 27 basis point decrease in the average yield on investment securities available-for-sale and $6.9 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity increased by $2,000 for the six months ended June 30, 2017 as compared to the comparable period in 2016. There was a 27 basis point decrease in the average yield on investment securities held-to-maturity and a $1.8 million increase in the average balance of investment securities held-to-maturity.

Interest on deposits increased by $9,000, or 2.3%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The average balance of deposits increased by $2.0 million, or 2.1% when comparing the six month period ending June 30, 2017 to the prior year.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $208,000, or 82.5%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. During the year ending December 31, 2016 we paid off most of our higher rate advances, and the remaining $1.0 million at 4.397% matured in February 2017.

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

	Six Months Ended June 30,
	2017 (unaudited)			2016 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$8,831	$46	1.04%	$16,906	$73	.86%
Loans receivable, net of unearned fees	85,292	1,648	3.86	93,705	1,886	4.03
Investment securities available-for-sale – amortized cost	12,067	156	2.59	5,170	74	2.86
Investment securities held-to-maturity	18,855	260	2.76	17,018	258	3.03
Other interest-earning assets	689	14	4.06	680	17	5.00
Total interest-earning assets	125,734	2,124	3.38	133,479	2,308	3.46
Cash and due from banks	4,894			2,844
Allowance for credit losses	(1,248)			(1,430)
Other non-interest-earning assets	8,471			6,622
Total assets	$137,851			$141,515

Interest-bearing liabilities:
Certificates of deposit	$59,069	$354	1.20%	$58,210	$352	1.21%
NOW and money market	22,461	32	.28	20,837	25	.24
Savings	14,027	7	.10	14,507	7	.10
Federal Home Loan Bank advances	9,890	44	.89	12,159	252	4.15
Total interest-bearing liabilities	105,447	437	.83	105,713	636	1.20
Non-interest-bearing demand deposits	1,368			1,481
Other non-interest-bearing liabilities	784			505
Total liabilities	107,599			107,699
Total equity	30,252			33,816
Total liabilities and equity	$137,851			$141,515
Net interest income		$1,687			$1,672
Interest rate spread			2.55%			2.25%
Net interest margin			2.68%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.24%			126.27%

Provision for Loan Losses. We did not have any provision for loan losses for the six months ended June 30, 2017, compared to a reversal for loan losses of $251,000 for the six months ended June 30, 2016. In 2015 we established an unallocated reserve of $250,000 on loans which were in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraised values. After being sold at foreclosure to a third party, it was subsequently determined that the reserve was not necessary and was therefore reversed in 2016. At June 30, 2017, the allowance for loan losses was $1.2 million, or 1.39% of the total loan portfolio, compared to $1.2 million, or 1.39% of the total loan portfolio, at December 31, 2016.

Non-accrual loans amounted to $3.0 million at June 30, 2017 compared to $2.2 million at December 31, 2016. The increase in non-accrual loans of $881,000 was due to $721,000 land loans (one customer with two loans) that matured and are currently performing under a forbearance agreement. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 28.0% at June 30, 2017 compared to 22.7% at December 31, 2016. There were net loan recoveries of $4,000 during the six months ended June 30, 2017, compared to net loan charge-offs of $83,000 during the six months ended June 30, 2016.

Non-interest Income. Total non-interest income increased by $61,000, or 55.0%, from $111,000 for the six months ended June 30, 2016 to $172,000 for the six months ended June 30, 2017. The increase in total non-interest income was due to a $42,000 gain on sale of securities and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $188,000, or 9.1%. We had non-interest expenses of $1.9 million for the six months ended June 30, 2017 and $2.1 million for the six months ended June 30, 2016. The decrease primarily was attributable to a $122,000 decrease in salaries and employee benefits, and a $42,000 decrease in FDIC insurance premiums as our premiums decreased and we were over-accrued at December 31, 2016, offset lightly by $21,000 increase in legal and professional fees. The decrease in salaries and employee benefits was attributable to the implementation of the expense reduction program pursuant to which management reduced the Bank’s workforce by seven employees effective December 31, 2016. This reduction in workforce followed the separation of employment of two additional employees during the quarter ended December 31, 2016.

Income Tax Expense. We recorded no income tax expense during the six months ended June 30, 2017 as compared to $150,000 during the six months ended June 30, 2016. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of June 30, 2017, management reached the same conclusions, however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0% and (714.3)%.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,382	$1,106
Non-residential	913	1,020
Construction and land	745	33
Total	3,040	2,159
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	181
Total	—	181
Total of non-performing loans and accruing loans 90 days or more past due	3,040	2,340
Assets acquired through foreclosure	—	—
Ground rents	130	141
Total non-performing assets	3,170	2,481
Troubled debt restructurings accruing	1,331	3,280
Troubled debt restructurings accruing and total non-performing assets	$4,501	$5,761
Total of non-performing loans and accruing loans past due 90 days or more to total loans	3.46%	2.68%
Total non-performing loans to total assets	2.13	1.64
Total non-performing assets and accruing loans past due 90 days or more to total assets	2.13	1.78
Total non-performing loans and accruing troubled debt restructurings to total assets	3.07	4.14
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	3.07	4.28

At June 30, 2017 non-accrual loans consisted of 23 residential mortgage loans totaling $1,382,000, two non-residential loans totaling $913,000, and three construction and land loans totaling $745,000. The increase in non-performing loans at June 30, 2017 as compared to December 31, 2016 is primarily the result of a new non-performing loan relationship consisting of $721,000 of land loans (one customer with two loans) that have matured and currently performing under a forbearance agreement. This loan was previously classified as an accruing troubled debt restructured loan. We had no loans 90 days or more past due but still accruing at June 30, 2017 and December 31, 2016.

At June 30, 2017, our largest non-performing loan relationships consisted of the following:

•	An $868,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at June 30, 2017 even though we are receiving periodic monthly payments in accordance with the restructured terms. We also had a $4,000 loan secured by a third mortgage on this church. The loan secured by the third mortgage was accruing at June 30, 2017, and we receive certain rental payments that are paid directly to us to meet the debt service requirements on that loan.

•	A $669,000 land loan secured by two lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower was making payments in accordance with the restructured terms. During the first quarter of 2017, the borrower sold two lots and paid the loan down by $1.0 million. The loan matured during the quarter ended March 31, 2017, and the Bank negotiated a forbearance agreement to allow the borrower more time to pay the loan off. The borrower has made payments in accordance with the forbearance agreement. At June 30, 2017, the borrower had a second loan with an outstanding balance of $52,000 secured by the same property

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At June 30, 2017 and December 31, 2016, we had $1.3 million and $3.3 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At June 30, 2017, our largest accruing troubled debt restructured loan was a $331,000 residential loan secured by the borrower’s primary residence and is current on its payments.

Interest income that would have been recorded for the six months ended June 30, 2017 and 2016 had non-accrual loans been current according to their original terms, amounted to approximately $46,000 and $22,000, respectively. Interest income of $160,000 and $189,000 related to non-accrual loans was included in interest income for the six months ended June 30, 2017 and 2016, respectively.

At June 30, 2017, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2017	2016
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,218	$1,561

Charge-Offs:
Residential, home equity lines of credit and consumer	(49)	(2)
Non-residential	(81)	—
Construction and land loans	—	(81)
Total charge-offs	(130)	(83)

Recoveries:
Residential, home equity lines of credit and consumer	3	—
Non-residential	131	—
Construction and land loans	—	—
Total recoveries	134	—

Net charge-offs	(4)	(83)
(Reversal) provision for loan losses	—	(251)
Allowance at end of period	$1,222	$1,227
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	27.96%	22.83%
Allowance for loan losses to total loans at end of period	1.39%	1.31%
Net charge-offs to average loans outstanding during the period	.00%	.09%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $8.3 million. Securities classified as available-for-sale amounting to $15.9 million at June 30, 2017, provide an additional source of liquidity. In addition, at June 30, 2017, we had the ability to borrow a total of approximately $34.6 million from the Federal Home Loan Bank of Atlanta. At June 30, 2017, we had $12.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at June 30, 2017.

At June 30, 2017, we had $1.9 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2017 totaled $13.2 million, or 22.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b) Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) (File No. 000-55341). As of June 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	2,000	$14.50	2,000	78,520
May 1-31	—	—	—	78,520
June 1-30	—	—	—	78,520
Total	2,000	$14.50	2,000

(1)  On May 16, 2017, the Company announced a program to repurchase up to 78,520 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 78,520 shares or on November 15, 2017 if not all shares have been purchased by that date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	August 8, 2017	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	August 8, 2017	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

