Form 10-Q
period 2017-09-30
MB Bancorp Inc
filed 2017-11-08
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 8, 2017, there were 1,940,200 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$1,825	$5,399
Interest bearing deposits in other banks	3,796	3,868
Total cash and cash equivalents	5,621	9,267

Other interest-bearing deposits in other banks	2,242	7,222
Investment securities available-for-sale – at fair value	14,254	3,698
Investment securities held to maturity – amortized cost	17,504	18,818

Loans, net of unearned fees	89,705	87,248
Less allowance for loan losses	(1,198)	(1,218)
Loans, net	88,507	86,030

Real estate ground rents	826	829
Less allowance for credit losses	(132)	(141)
Ground rents, net	694	688

Federal Home Loan Bank stock, at cost	626	418
Property and equipment – net	3,698	3,677
Deferred income taxes	—	—
Bank-owned life insurance	4,510	931
Accrued interest receivable and other assets	613	562
TOTAL ASSETS	$138,269	$131,311

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$96,141	$93,015
Federal Home Loan Bank advances	11,000	7,000
Deferred compensation liability	157	170
Accounts payable and other liabilities	555	802
Total liabilities	107,853	100,987

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000
shares; issued and outstanding, 1,890,200 and 1,902,900
shares at June 30, 2017 and December 31, 2016	19	19
Additional paid-in capital	18,077	18,132
Retained earnings - substantially restricted	13,746	13,770
Accumulated other comprehensive income (loss)	(53)	(139)
Unearned ESOP shares	(1,373)	(1,458)
Total stockholders' equity	30,416	30,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,269	$131,311

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2017	2016	2017	2016
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$869	$911	$2,517	$2,797
Interest on federal funds sold and other investments	17	34	63	107
Interest and dividends on investment securities	223	166	653	515
Total interest income	1,109	1,111	3,233	3,419

INTEREST EXPENSE:
Interest on deposits	202	194	595	578
Interest on short-term borrowings	19	-	54	-
Interest on long term borrowings	15	109	24	361
Total interest expense	236	303	673	939

NET INTEREST INCOME	873	808	2,560	2,480

PROVISION (REVERSAL) FOR LOAN LOSSES	—	(6)	—	(257)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	873	814	2,560	2,737

NON-INTEREST INCOME:
Service charges on deposit accounts	4	2	11	7
Fees and charges on loans	7	7	23	24
Increase in cash surrender value of life insurance	39	13	101	37
Gain on investment securities	15	-	57	-
Ground rent fees	8	9	30	33
Other income	10	10	33	51
Total non-interest income	83	41	255	152

NON-INTEREST EXPENSE:
Salaries and employee benefits	521	905	1,557	2,063
Occupancy expenses	107	94	323	302
Furniture and equipment expenses	11	11	30	33
Legal and professional expenses	58	110	267	264
Data processing and other outside services	82	71	236	220
FDIC insurance premiums	8	23	11	68
Advertising and marketing related expenses	2	8	7	22
Provision (reversal) for loss on ground rents	2	1	(10)	10
Other expenses	118	119	355	415
Total non-interest expenses	909	1,342	2,776	3,397

INCOME (LOSS) BEFORE INCOME TAXES	47	(487)	39	(508)

INCOME TAX (BENEFIT) EXPENSE	—	(141)	—	9

NET INCOME (LOSS)	$47	$(346)	$39	$(517)

Basic earnings (loss) per share	$0.03	$(0.20)	$0.02	$(0.28)

Diluted earnings (loss) per share	$0.03	$(0.20)	$0.02	$(0.28)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands)	(unaudited)		(unaudited)

NET INCOME (LOSS)	$47	$(346)	$39	$(517)
OTHER COMPREHENSIVE (LOSS) INCOME ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	(42)	(8)	86	71
Reclassification of gains included in net income	(15)	—	(57)	—
Unrealized gains (losses) arising during the period	(57)	(8)	29	71
Income tax benefits on unrealized gains (losses) arising during the period	—	3	—	(28)
	(57)	(5)	29	43
COMPREHENSIVE INCOME (LOSS)	$(10)	$(351)	$68	$(474)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(517)	—	—	(517)
Net unrealized gains on available- for sale securities, net of taxes of ($28)	—	—	—	—	43	43
Repurchase of common stock	(2)	(2,014)	(744)	—	—	(2,760)
Stock-based compensation	—	15	—	85	—	100
BALANCES AT SEPTEMBER 30, 2016	$19	$18,159	$15,023	$(1,486)	$32	$31,747

BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net income	—	—	39	—	—	39
Net unrealized gains on available- for sale securities, net of taxes of ($0)	—	—	—	—	86	86
Repurchase of common stock	—	(121)	(63)	—	—	(184)
Stock-based compensation	—	66	—	85	—	151
BALANCES AT SEPTEMBER 30, 2017	$19	$18,077	$13,746	$(1,373)	$(53)	$30,416

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	September 30,	September 30,
	2017	2016
(Dollars in thousands)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39	$(517)
Adjustment to reconcile net income (loss) loss to net cash used in operating activities:
Depreciation expense	98	101
Increase in cash surrender value of life insurance	(79)	(37)
Net amortization/accretion of premiums and discounts	47	(7)
Reversal for loan losses	—	(257)
Provision (reversal) for ground rent losses	(10)	10
Decrease in deferred income taxes	—	19
Non-cash compensation under stock-based benefit plan	151	100
Decrease in accrued interest and other assets	(51)	(22)
Gain on redemption of investment securities	(57)	—
Decrease in deferred compensation liability	(13)	(79)
(Decrease) increase in accounts payable and other liabilities	(247)	326
Net cash used in operating activities	(122)	(363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	4,980	7,253
Purchase of available-for-sale investments	(12,835)	—
Proceeds from calls/repayments of available-for-sale investments	1,014	7,138
Proceeds from sale of available for sale securities	1,359	—
Purchase of held-to-maturity investments	(1,732)	(31,596)
Proceeds from maturity/repayments of held-to-maturity investments	3,048	20,618
Net (increase) decrease in loans	(2,477)	3,716
Proceeds from sale of ground rents	4	9
Purchase of bank-owned life insurance	(3,500)	-
Purchase of property, plant and equipment	(119)	(17)
(Purchases) redemption of Federal Home Loan Bank stock	(208)	142
Net cash provided by (used in) investing activities	(10,466)	7,263

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,126	916
Federal Home Loan Bank advances	41,000	1,000
Federal Home Loan Bank repayments	(37,000)	(3,000)
Repurchase of common stock	(184)	(2,760)
Net cash provided by (used in) financing activities	6,942	(3,844)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,646)	3,056
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,267	3,721
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,621	$6,777

Supplemental cash flow information:
Interest paid	$672	$958
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2017.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of MB Bancorp, Inc. (“Company”) and it’s wholly owned subsidiaries, Madison Bank of Maryland (“Bank”), 1920 Rock Spring Road, LLC formed in 1998 to own and hold real estate and Mutual, LLC formed in 2011 to hold other real estate owned. All significant intercompany accounts and transactions have been eliminated. The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles and to general practices in the banking industry.

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

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower that the Company would not otherwise consider to a borrower of comparable risk and placed on non-accrual status. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive monthly payments under the restructured terms. TDR loans that are in compliance with their modified terms and that yield a market interest rate may be removed from the TDR status after a period of one year.

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

3.	INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(40)	$960
U.S. Municipal securities	504	—	(2)	502
Mortgage-backed securities:	12,802	41	(51)	12,792
Total investments available-for-sale	$14,306	$41	$(93)	$14,254

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(67)	$933
Mortgage-backed securities:	2,837	10	(82)	2,765
Total investments available-for-sale	$3,837	$10	$(149)	$3,698

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	September 30, 2017 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(312)	$12,188
Mortgage backed securities	5,004	125	(71)	5,058
Total investments held-to-maturity	$17,504	$125	$(383)	$17,246

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(612)	$11,888
Mortgage-backed securities:	6,318	183	(118)	6,383
Total U.S. Government securities	$18,818	$183	$(730)	$18,271

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2017 (unaudited) and December 31, 2016 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At September 30, 2017 (unaudited) and December 31, 2016, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

	September 30, 2017 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$9,773	$(121)	$—	$—	$9,773	$(121)
U.S. Municipal securities.	502	(2)	—	—	502	(2)
U.S. Government securities	6,816	(184)	5,332	(169)	12,148	(353)
Total temporarily impaired securities	$17,091	$(307)	$5,332	$(169)	$22,423	$(476)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,369	$(200)	$—	$—	$5,369	$(200)
U.S. Government securities	12,821	(679)	—	—	12,821	(679)
Total temporarily impaired securities	$18,190	$(879)	$—	$—	$18,190	$(879)

The scheduled maturities of debt securities at September 30, 2017 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$—	$—
Due over five years through ten years	5,000	4,879
Due after ten years	9,004	8,771
Mortgage-backed securities	17,806	17,850
Total	$31,810	$31,500

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$71,361	$71,266
Multi-family	1,249	2,038
Total	72,610	73,304
Non-residential	10,023	7,021
Construction and land loans	3,309	5,104
Home equity line of credit (“HELOC”)	4,142	3,473
Commercial, Consumer and other loans:
Commercial loans	312	—
Loans to depositors, secured by savings	12	18
	90,408	88,920
Add:
Net (discount) premium on purchased loans	6	10
Unamortized net deferred costs	30	16
Less:
Undisbursed portion of construction loans	(672)	(1,650)
Unearned net loan origination fees	(67)	(48)
Less allowance for loan losses	(1,198)	(1,218)
Loans receivable, net	$88,507	$86,030

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

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2017	$1,035	$134	$53	$—	$1,222
Charge-offs	(24)	—	—	—	(24)
Recoveries	—	—	—	—	—
Provisions	(58)	24	34	—	—

Ending balance, September 30, 2017	$953	$158	$87	$—	$1,198

Beginning balance, January 1, 2017	$973	$158	$87	$—	$1,218
Charge-offs	(73)	(81)	—	—	(154)
Recoveries	3	—	131	—	134
Provisions	50	81	(131)	—	—
Ending balance, September 30, 2017	$953	$158	$87	$—	$1,198
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$—	$30
Ending balance: collectively evaluated for impairment	$923	$158	$87	$—	$1,168
Loans:
Ending balance: individually evaluated for impairment	$2,867	$2,028	$1,148	$—	$6,043
Ending balance: collectively evaluated for impairment	$74,209	$7,995	$2,161	$—	$84,365

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance, July 1, 2016	$961	$179	$87	$—	$1,227
Charge-offs	(2)	—	—	—	(2)
Recoveries	—	—	—	—	—
Provisions	15	(21)	—	—	(6)

Ending balance, September 30, 2016	$974	$158	$87	$—	$1,219

Beginning balance, January 1, 2016	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions	18	(36)	11	(250)	(257)
Ending balance, September 30, 2016	$974	$158	$87	$—	$1,219
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$39	$—	$—	$—	$39
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment	$3,992	$1,406	$2,388	$—	$7,786
Ending balance: collectively evaluated for impairment	$75,589	$6,097	$2,277	$—	$83,963

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions	17	(36)	11	(250)	(258)
Ending balance	$973	$158	$87	$—	$1,218
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	—	$38
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment	$3,772	$1,451	$2,346	—	$7,569
Ending balance: collectively evaluated for impairment	$73,023	$5,570	$2,758	—	$81,351

Credit risk profile by internally assigned classification as of September 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$71,821	$7,994	$2,161	$81,976
Special mention	2,389	—	—	2,389
Substandard	2,866	2,029	1,148	6,043
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$77,076	$10,023	$3,309	$90,408

Credit risk profile by internally assigned classification as of December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$71,147	$5,653	$2,791	$79,591
Special mention	3,005	159	87	3,251
Substandard	2,643	1,209	2,226	6,078
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$76,795	$7,021	$5,104	$88,920

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the nine months ended September 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,507	$2,028	$1,148	$5,683
Unpaid principal balance	2,872	2,339	2,189	7,400
Average recorded investment, for the three months ended September 30, 2017	2,657	1,364	1,165	5,186
Interest income recognized	41	23	7	71
Interest income foregone	4	—	12	16
Average recorded investment, for the nine months ended September 30, 2017	2,703	1,287	1,376	5,366
Interest income recognized	142	70	34	246
Interest income foregone	20	—	42	62
With an allowance recorded:
Recorded investment	360	—	—	360
Unpaid principal balance	360	—	—	360
Related allowance	3	—	—	3
Average recorded investment, for the three months ended September 30, 2017	361	—	—	361
Interest income recognized	18	—	—	18
Interest income foregone	1	—	—	1
Average recorded investment, for the nine months ended September 30, 2017	352	—	—	352
Interest income recognized	38	—	—	38
Interest income foregone	1	—	—	1
Total
Recorded investment	2,867	2,028	1,148	6,043
Unpaid principal balance	3,232	2,339	2,289	7,760
Related allowance	3	—	—	3
Average recorded investment, for the three months ended September 30, 2017	3,018	1,364	1,165	5,547
Interest income recognized	59	23	7	89
Interest income foregone	5	—	12	17
Average recorded investment, for the nine months ended September 30, 2017	3,055	1,287	1,376	5,718
Interest income recognized	180	70	34	284
Interest income foregone	21	—	42	63

Impaired loans as of the three and for the nine months ended September 30, 2016 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,841	$1,406	$2,388	$6,635
Unpaid principal balance	3,172	1,696	3,547	8,415
Average recorded investment, for the three months ended September 30, 2016	2,785	1,355	2,396	6,336
Interest income recognized	37	12	23	72
Interest income foregone	11	4	1	16
Average recorded investment, for the nine months ended September 30, 2016	2,468	1,333	2,291	6,092
Interest income recognized	111	34	96	241
Interest income foregone	24	11	2	37
With an allowance recorded:
Recorded investment	1,151	—	—	1,151
Unpaid principal balance	1,151	—	—	1,151
Related allowance	39	—	—	39
Average recorded investment, for the three months ended September 30, 2016	1,156	—	—	1,156
Interest income recognized	9	—	—	9
Interest income foregone	3	—	—	3
Average recorded investment, for the nine months ended September 30, 2016	1,154	—	—	1,154
Interest income recognized	31	—	—	31
Interest income foregone	4	—	—	4
Total
Recorded investment	3,992	1,406	2,388	7,786
Unpaid principal balance	4,323	1,696	3,547	9,566
Related allowance	39	—	—	39
Average recorded investment, for the three months ended September 30, 2016	3,941	1,355	2,396	7,692
Interest income recognized	46	12	23	81
Interest income foregone	14	4	1	19
Average recorded investment, for the nine months ended September 30, 2016	3,622	1,333	2,291	7,246
Interest income recognized	142	34	96	272
Interest income foregone	28	11	2	41

Impaired loans as of and for the year ended December 31, 2016 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,633	$1,451	$2,346	$6,430
Unpaid principal balance	2,971	1,665	3,512	8,148
Average recorded investment, for the twelve months ended December 31, 2016	2,522	1,353	2,309	6,184
Interest income recognized	166	45	122	333
Interest income foregone	11	18	7	36
With an allowance recorded:
Recorded investment	1,139	—	—	1,139
Unpaid principal balance	1,140	—	—	1,140
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	1,151	—	—	1,151
Interest income recognized	792	—	—	792
Interest income foregone	50	—	—	50
Total
Recorded investment	3,772	1,451	2,346	7,569
Unpaid principal balance	4,111	1,665	3,512	9,288
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	3,673	1,353	2,309	7,335
Interest income recognized	958	45	122	1,125
Interest income foregone	61	18	7	86

An aged analysis of past due loans as of September 30, 2017 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$75,978	$10,023	$2,633	$88,634
30 - 59 days past due	399	—	—	399
60 - 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	699	—	676	1,375
Total past due	1,098	—	676	1,744
Total	$77,076	$10,023	$3,309	$90,408

An aged analysis of past due loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$74,773	$6,912	$3,312	$84,997
30 - 59 days past due	908	—	1,792	2,700
60 - 89 days past due	433	—	—	433
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	681	109	—	790
Total past due	2,022	109	1,792	3,923
Total	$76,795	$7,021	$5,104	$88,920

Non-performing loans as of September 30, 2017 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$623	$846	$698	$2,167
Other non-accrual loans	528	—	—	528
Total non-accrual loans	1,151	846	698	2,695
Accruing troubled debt restructured loans	986	326	—	1,312
Total	$2,137	$1,172	$698	$4,007

Non-performing loans as of December 31, 2016 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$565	$1,020	$33	$1,618
Other non-accrual loans	541	—	—	541
Total non-accrual loans	1,106	1,020	33	2,159
Accruing troubled debt restructured loans	1,172	348	1,760	3,280
Total	$2,278	$1,368	$1,793	$5,439

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

There were no new troubled debt restructurings during the nine months ended September 30, 2017 and 2016 (unaudited).

There were no existing troubled debt restructures that subsequently defaulted during the nine months ended September 30, 2017 and 2016 (unaudited). Although there were no new troubled debt restructures that subsequently defaulted, we continue to have several existing troubled debt restructures that remain outside of their contractual terms and included with the non-accrual loans.

Loans serviced by the Bank for the benefit of others totaled $403,000 and $422,000 at September 30, 2017 (unaudited) and December 31, 2016, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $90,000 as of September 30, 2017 (unaudited).

5.	OTHER REAL ESTATE OWNED

The balance in other real estate owned at September 30, 2017 (unaudited) and December 31, 2016 was zero.

The activity in residential other real estate owned is as follows:

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.	DEPOSITS

Deposits are summarized as follows:

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,868	$1,415
NOW and Money market	23,056	21,241
Savings	14,829	13,811
Certificates of deposit	56,388	56,548
Total deposits	$96,141	$93,015

The aggregate amount of time deposits in denominations of $250,000 or more as of September 30, 2017 (unaudited) and December 31, 2016 was $2,603,000 and $2,724,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At September 30, 2017 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2017	$5,686
2018	21,063
2019	11,278
2020	7,295
2021	7,610
2022	3,456
Total	$56,388

Executive officers’ and directors’ deposits were $302,000 and $237,000 at September 30, 2017 (unaudited) and December 31, 2016, respectively.

7.	INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$11	$12
Allowance for credit losses	473	481
Deferred compensation	62	67
Severance payments	99	170
Restricted stock awards	5	2
Allowance for ground rents	52	56
Allowance for delinquent mortgage interest	144	141
Contribution carryforward	3	2
Net operating loss carryforward	1,927	1,831
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	2,776	2,762
Valuation allowance	(2,605)	(2,608)
Deferred tax assets after valuation allowance	171	154
Deferred tax liabilities:
Depreciation	130	130
ESOP	41	24
Total deferred tax liabilities	171	154
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	September 30, 2017	September 30, 2016
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$(17)	$(10)
Deferred tax	17	19
Total	$—	$9

At September 30, 2017, the Bank had approximately $4,800,000 in federal and $5,100,000 in state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2032. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the nine months ended September 30, 2017 (unaudited) and December 31, 2016 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2016	$(1,442)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(1,166)
Balance of December 31, 2016	$(2,608)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	3
Balance of September 30, 2017	$(2,605)

As of December 31, 2016 and September 30, 2017, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

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

On September 30, 2016, the company awarded 2,500 shares of time vested restricted stock to the President and Chief Executive Officer. The shares vest in two equal annual installments with the first one half vesting on September 30, 2017, the first anniversary of the date of the award. The Company recorded restricted stock awards expense of $12,600 during the nine months ended September 30, 2017 related to this issuance. As of September 30, 2017, there was $16,750 of unrecognized compensation cost related to non-vested shares granted related to this issuance. The remaining cost is expected to be recognized over the next 12 months.

On September 7, 2017, the company awarded 50,000 shares of time vested restricted stock to the Directors of the Company (14,926 shares, or 29.9% of total shares awarded) and certain officers and key employees of the Company (35,074 shares, or 70.1% of total shares awarded). The shares vest in five equal annual installments with the first 20% vesting on September 7, 2018, the first anniversary of the date of the award. The Company recorded restricted stock awards expense of $10,193 during the nine months ended September 30, 2017 related to this issuance. As of September 30, 2017, there was $754,307 of unrecognized compensation cost related to non-vested shares granted related to this issuance. The remaining cost is expected to be recognized over the next 5 years.

As of September 30, 2017, there was $771,057 of unrecognized compensation cost related to non-vested shares granted under the 2016 equity incentive plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of September 30, 2017 and December 31, 2016 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the September 30, 2017 (unaudited) and December 31, 2016 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio

As of September 30, 2017:
Total risk-based capital (to risk-weighted assets)	$24,730	33.98%	$6,276	≥8.625%
Tier I capital (to risk-weighted assets)	23,817	32.73	4,821	≥6.625
Tier I capital (to adjusted total assets)	23,817	17.05	6,459	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,817	32.73	3,729	>5.125

As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$24,359	37.47%	$5,606	≥8.625%
Tier I capital (to risk-weighted assets)	23,541	36.22	4,306	≥6.625
Tier I capital (to adjusted total assets)	23,541	17.44	5,400	≥4.625
Common equity tier 1 capital (to risk weighted assets)	23,541	36.22	3,331	>5.125

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,416	$30,324
LESS: Parent Only Equity	6,652	6,922
LESS: Net unrealized (losses) gains on available-for-sale securities	(53)	(139)
Tier 1 Capital	$23,817	$23,541
Tier 1 Capital	$23,817	$23,541
Allowance for loan and lease losses includible in Tier 2 capital	913	818
Total risk-based capital	$24,730	$24,359

10.	OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the nine months ended September 30, 2017 and 2016 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2017 (unaudited)
Net unrealized gains on securities available-for-sale	$29	$-	$29
Other Comprehensive Gain	$29	$-	$29
Nine Months Ended September 30, 2016 (unaudited)
Net unrealized gains on securities available-for-sale	$71	$(28)	$43
Other Comprehensive Gain	$71	$(28)	$43

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2017 and 2016 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive gain	86	86
Balance at End of Period	$(53)	$(53)

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2016 (unaudited)
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive gain	43	43
Balance at End of Period	$32	$32

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	September 30, 2017	September 30, 2016
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$(57)	$-	Realized gain on redemption of investment securities

	-	-	Provision for Income Tax
	$(57)	$-	Net of Tax

Total Reclassifications for the Period	$(57)	$-	Net of Tax

11.	EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$47	1,763,983	$0.03

Diluted EPS
Effect of dilutive shares	-	-	-

Net income available to shareholders	$47	1,763,983	$0.03

	Nine Months Ended September 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$39	1,755,437	$0.02

Diluted EPS
Effect of dilutive shares	—	—	—

Net income available to shareholders	$39	1,755,437	$0.02

	Three Months Ended September 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(346)	1,753,942	$(0.20)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(346)	1,753,942	$(0.20)

	Nine Months Ended September 30, 2016 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(517)	1,835,247	$(0.28)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(517)	1,835,247	$(0.28)

The Company has not issued any stock options, therefore there were no anti-dilutive shares excluded from the September 30, 2017 and 2016 diluted earnings per share calculation.

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2017 and December 31, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at September 30, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$960	$—	$960	$—	$—	$—
U.S. Municipal securities	502	—	502	—	—	—
Mortgage-backed securities	12,792	—	12,792	—	—	—
Total assets measured at fair value on a recurring basis	$14,254	$—	$14,254	$—	$—	$—

	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$933	$—	$933	$—	$—	$—
Mortgage-backed securities	2,765	—	2,765	—	—	—
Total assets measured at fair value on a recurring basis	$3,698	$—	$3,698	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at September 30, 2017 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,867	$—	$2,507	$360	$—	$—
Commercial	2,028	—	2,028	—	—	—
Land	1,148	—	1,148	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$6,043	$—	$5,683	$360	$—	$—

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

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at September 30, 2017 (unaudited) and December 31, 2016 are as follows:

(Dollars in thousands)	Carrying Value September 30, 2017 (unaudited)	Fair Value September 30, 2017 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$1,825	$1,825	$—	$1,825	$—
Other interest bearing deposits in other banks	6,038	6,038	—	6,038	—
Investment securities	31,758	31,500	—	31,500	—
Federal Home Loan Bank stock	626	626	—	626	—
Loans, net	88,507	89,240	—	5,683	83,557
Bank owned life insurance	4,510	4,510	—	4,510	—
Accrued interest receivable	424	424	—	424	—

LIABILITIES
Deposits	$96,141	$92,926	$—	$—	$92,926
FHLB advances	11,000	11,000	—	—	11,000

(Dollars in thousands)	Carrying Value December 31, 2016	Fair Value December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,399	$5,399	$—	$5,399	$—
Other interest bearing deposits in other banks	11,090	11,090	—	11,090	—
Investment securities	22,516	21,969	—	21,969	—
Federal Home Loan Bank stock	418	418	—	418	—
Loans, net	86,030	85,525	—	6,430	79,095
Bank owned life insurance	931	931	—	931	—
Accrued interest receivable	356	356	—	356	—

LIABILITIES
Deposits	$93,015	$90,912	$—	$—	$90,912
FHLB advances	7,000	7,005	—	—	7,005

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2017 (unaudited) and December 31, 2016:

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, competition and information provided by third-party vendors and the matters described herein under “Item 1A. Risk Factors” in the Annual Report on Form 10-K filed with the SEC on March 30, 2017 that could cause actual results to differ materially from historical results and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At September 30, 2017, we had total assets of $138.3 million, total deposits of $96.1 million and total equity of $30.4 million.

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

Balance Sheet Analysis

Assets. At September 30, 2017, our assets totaled $138.3 million, an increase of $7.0 million, or 5.3%, from total assets of $131.3 million at December 31, 2016. The increase in assets for the nine months ended September 30, 2017 was due mainly to a $10.6 million, or 285.5% increase in investment securities available for sale, a $3.6 million, or 384.4% increase in bank-owned life insurance and a $2.5 million increase in loans, net, partially offset by a $5.0 million, or 69.0%, decrease in other interest-bearing deposits in other banks, a $3.7 million decrease in cash and cash equivalents, and a $1.3 million decrease in investment securities held to maturity.

Loans. At September 30, 2017, residential mortgage loans totaled $72.6 million, or 80.3% of the total loan portfolio compared to $73.3 million, or 82.4% of the total loan portfolio at December 31, 2016. Residential mortgage loans decreased by $694,000, or 1.0%, during the nine months ended September 30, 2017 primarily due to increased level of paid off loans. Residential loan originations during the nine months ended September 30, 2017 was $9.8 million as compared to $5.5 million for the comparable period for the prior year. The increase in loan originations is due to the change in loan personnel which occurred during the fourth quarter of 2016.

Non-residential real estate loans totaled $10.0 million, or 11.1% of total loans at September 30, 2017, compared to $7.0 million, or 7.9% of total loans at December 31, 2016. Non-residential mortgage loans increased by $3 million, or 42.8%, during the nine months ended September 30, 2017 primarily due to increased loan originations. The increase in loan originations during the current year is due to the addition of a commercial real estate lender in December 2016.

Construction and land loans totaled $3.3 million, and represented 3.7% of total loans, at September 30,

2017, compared to $5.1 million, or 5.7% of total loans, at December 31, 2016. At September 30, 2017, we had $1.3 million of construction loans, amounting to 40.9% of our construction and land loan portfolio, and $2.0 million of land loans, amounting to 59.1% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $4.1 million, or 4.6% of total loans, at September 30, 2017, compared to $3.5 million, or 3.9% of total loans, at December 31, 2016.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $324,000 at September 30, 2017, representing less than 0.4% of the loan portfolio.

Securities. At September 30, 2017, our securities available-for-sale, recorded at fair value, increased by $10.6 million, or 285.5%, from $3.7 million at December 31, 2016 to $14.3 million at September 30, 2017. The increase is due to the purchase of $11.3 million in collateralized mortgage obligations issued by Freddie Mac and Fannie Mae and $1.5 million in taxable state municipal bonds offset slightly by the sale of securities as well as payments received during the quarter. Securities available-for-sale at September 30, 2017 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and taxable state municipal bonds. At September 30, 2017, our securities held-to-maturity decreased by $1.3 million, or 7.0%, from $18.8 million at December 31, 2016 to $17.5 million at September 30, 2017. Securities held-to-maturity at September 30, 2017 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At September 30, 2017, we also held a $626,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At September 30, 2017, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $694,000 at September 30, 2017 compared to $688,000 at December 31, 2016.

Deposits. Total deposits increased by $3.1 million, or 3.4%, to $96.1 million at September 30, 2017 from $93.0 million at December 31, 2016. Balances in non-interest-bearing deposits increased by $453,000, or 32.0%, from $1.4 million at December 31, 2016. Interest-bearing deposits increased by $2.7 million, or 2.9%, to $94.3 million at September 30, 2017 compared to $91.6 million at December 31, 2016.

Borrowings. At September 30, 2017, we had $11.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $7.0 million at December 31, 2016, a $4.0 million, or 57.1% increase in FHLB advances. During the nine months ending September 30, 2017, we had the $7.0 million of advances outstanding as of December 31, 2016 mature and as of September 30, 2017 had the following advances: a $4.0 million advance maturing on December 14, 2018 with a 1.41% rate, a $4.0 million advance maturing on June 27, 2018 with a 1.17% rate and a $3.0 million daily rate credit advance with a 1.32% rate.

Equity. Equity increased by $92,000, or 0.3%, to $30.4 million at September 30, 2017 from $30.3 million at December 31, 2016 primarily due to the decrease in accumulated other comprehensive loss, offset slightly by the repurchase of common shares during the nine months ended September 30, 2017.

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Overview. We had net income of $47,000 for the three months ended September 30, 2017, as compared to net loss of $346,000 for the three months ended September 30, 2016. The increase in net income for the three months ended September 30, 2017 was primarily due to a decrease in non-interest expense and an increase in net interest income.

Net Interest Income. Net interest income increased by $65,000, or 8.0%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the decline in the cost of interest-bearing liabilities, an increase in average earning assets, offset slightly by the decrease in yield on average earning assets. The increase in the average balance of interest-earning assets was due primarily to a $13.6 million increase in the average balance of investment securities available-for-sale, partially offset by a $3.0 million or 3.2% decrease in the average balance of loans receivable, net of unearned fees (due to high volume of loan payoffs) and a $8.5 million or 60.5% decrease in the average balance of interest bearing deposits in other banks. In the prior year, management was investing in Certificate of Deposits in other banks rather than placing these funds in investment securities. Due to the increase in interest rates, investment securities are more attractive and higher yielding therefore we are allowing the Certificate of Deposits in other banks to mature and investing the money in loans or investment securities.

Interest on loans receivable, net of unearned fees, decreased by $42,000, or 4.6%, for the three months ended September 30, 2017 as compared to the comparable period in 2016, due to a $3.0 million decrease in the average balance and a six basis point decrease in the average yield from 3.99% at September 30, 2016 to 3.93% at September 30, 2017.

Interest on investment securities available-for-sale increased by $75,000 for the three months ended September 30, 2017 as compared to the comparable period in 2016. There was a 43 basis point decrease in the average yield on investment securities available-for-sale and a $13.6 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $17,000 for the three months ended September 30, 2017 as compared to the comparable period in 2016. There was a 120 basis point decrease in the average yield on investment securities held-to-maturity and a $3.3 million increase in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit decreased by $2,000, or 1.1%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, due to a four basis point decrease in the average cost of certificates of deposit.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $76,000, or 69.7%, during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. During the year ending December 31, 2016 we paid off most of our higher rate advances, and the remaining $1.0 million at 4.397% matured in February 2017.

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

	Three Months Ended September 30,
	2017 (unaudited)			2016 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$5,578	$17	1.22%	$14,104	$34	.96%
Loans receivable, net of unearned fees	88,405	869	3.93	91,362	911	3.99
Investment securities available-for-sale – amortized cost	15,698	89	2.27	2,074	14	2.70
Investment securities held-to-maturity	17,258	128	2.97	13,921	145	4.17
Other interest-earning assets	539	6	4.45	582	7	4.81
Total interest-earning assets	127,478	1,109	3.48	122,043	1,111	3.64
Cash and due from banks	3,464			3,274
Allowance for credit losses	(1,222)			(1,227)
Other non-interest-earning assets	9,437			6,526
Total assets	$139,157			$130,652

Interest-bearing liabilities:
Certificates of deposit	$58,296	$175	1.20%	$56,999	$177	1.24%
NOW and money market	22,971	24	.42	21,439	13	.24
Savings	15,185	4	.11	14,342	4	.11
Federal Home Loan Bank advances	9,924	33	1.33	10,565	109	4.13
Total interest-bearing liabilities	106,376	236	.89	103,345	303	1.17
Non-interest-bearing demand deposits	1,676			1,478
Other non-interest-bearing liabilities	503			444
Total liabilities	108,555			105,267
Total equity	30,602			25,385
Total liabilities and equity	$139,157			$130,652
Net interest income		$873			$808
Interest rate spread			2.59%			2.47%
Net interest margin			2.74%			2.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.84%			118.09%

Provision for Loan Losses. We did not have any provision for loan losses for the three months ended September 30, 2017, compared to a recovery of provision for loan losses of $6,000 for the three months ended September 30, 2016. At September 30, 2017, the allowance for loan losses was $1.2 million, or 1.34% of the total loan portfolio, compared to $1.2 million, or 1.39% of the total loan portfolio, at December 31, 2016.

There were net loan charge offs of $24,000 during the three months ended September 30, 2017, compared to net loan charge-offs of $2,000 during the three months ended September 30, 2016.

Non-interest Income. Total non-interest income was $83,000 and $41,000 for the three months ended September 30, 2017 and 2016. The increase in total non-interest income was due to a $15,000 gain on sale of securities and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $433,000, or 32.3%. We had non-interest expenses of $909,000 for the three months ended September 30, 2017 and $1.3 million for the three months ended September 30, 2016. The decrease primarily was attributable to a $384,000 decrease in salaries and employee benefits, severance costs recognized in 2016, $52,000 decrease in legal and professional fees and a $15,000 decrease in FDIC premiums, partially offset by a $13,000 increase in occupancy expenses.

Income Tax Expense. We recorded no income tax expense during the three months ended September 30, 2017 as compared to $141,000 recovery of tax provision during the three months ended September 30, 2016.

Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Overview. We had a net income of $39,000 for the nine months ended September 30, 2017, as compared to a net loss of $517,000 for the nine months ended September 30, 2016. The net income for the nine months ended September 30, 2017 was primarily due to the increase in net interest income and non-interest income as well as the decrease in non-interest expense.

Net Interest Income. Net interest income increased by $80,000, or 3.2%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase in net interest income was primarily attributable to a decrease in the cost of our interest-bearing liabilities offset by a decrease in average interest-earning assets. The decrease in the average balance of interest-earning assets was due primarily to a $6.6 million or 7.1% decrease in the average balance of loans receivable, net of unearned fees due to a lack of qualified loan personnel. The Bank hired two qualified loan originators, one for residential lending and the other for commercial lending, during the end of 2016; however it takes time to rebuild their pipeline and close new loans. At September 30, 2017, the total outstanding loans have increased since December 31, 2016 but are still well below the totals for most of 2016 thus causing a decrease in the average balance of loans receivable.

Interest on loans receivable, net of unearned fees decreased by $280,000, or 10.0%, for the nine months ended September 30, 2017 as compared to the comparable period in 2016, due to a $6.6 million decrease in the average balance and a 12 basis point decrease in the average yield from 4.01% at September 30, 2016 to 3.89% at September 30, 2017.

Interest on investment securities available-for-sale increased by $144,000 for the nine months ended September 30, 2017 as compared to the comparable period in 2016. There was a 52 basis point decrease in the average yield on investment securities available-for-sale and $9.2 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $3,000 for the nine months ended September 30, 2017 as compared to the comparable period in 2016. There was a three basis point decrease in the average yield on investment securities held-to-maturity and a $57,000 increase in the average balance of investment securities held-to-maturity.

Interest on deposits increased by $18,000, or 3.1%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due primarily to the higher interest rate environment. The average balance of deposits increased by $2.6 million, or 2.8% when comparing the nine month period ending September 30, 2017 to the prior year.

Interest on Federal Home Loan Bank of Atlanta advances decreased by $284,000, or 78.7%, during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. During the year ending December 31, 2016 we paid off most of our higher rate advances, and the remaining $1.0 million at 4.397% matured in February 2017.

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

	Nine Months Ended September 30,
	2017 (unaudited)			2016 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$7,735	$63	1.09%	$15,965	$107	.89%
Loans receivable, net of unearned fees	86,341	2,517	3.89	92,918	2,797	4.01
Investment securities available-for-sale – amortized cost	13,291	232	2.33	4,130	88	2.85
Investment securities held-to-maturity	18,317	401	2.92	18,260	404	2.95
Other interest-earning assets	557	20	4.79	647	23	4.74
Total interest-earning assets	126,241	3,233	3.41	131,920	3,419	3.46
Cash and due from banks	4,412			2,989
Allowance for credit losses	(1,239)			(1,362)
Other non-interest-earning assets	8,877			6,551
Total assets	$138,291			$140,098

Interest-bearing liabilities:
Certificates of deposit	$58,809	$529	1.20%	$57,803	$529	1.22%
NOW and money market	22,633	56	.33	21,039	38	.24
Savings	14,417	11	.10	14,451	11	.10
Federal Home Loan Bank advances	9,901	77	1.04	11,624	361	4.15
Total interest-bearing liabilities	105,760	673	.85	104,917	939	1.19
Non-interest-bearing demand deposits	1,471			1,480
Other non-interest-bearing liabilities	723			485
Total liabilities	107,954			106,882
Total equity	30,337			33,216
Total liabilities and equity	$138,291			$140,098
Net interest income		$2,560			$2,480
Interest rate spread			2.57%			2.27%
Net interest margin			2.70%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.37%			125.74%

Provision for Loan Losses. We did not have any provision for loan losses for the nine months ended September 30, 2017, compared to a reversal for loan losses of $257,000 for the nine months ended September 30, 2016. In 2015 we established an unallocated reserve of $250,000 on loans which were in the process of foreclosure to cover potential interior damage that may not have been reflected in the exterior only appraised values. After being sold at foreclosure to a third party, it was subsequently determined that the reserve was not necessary and was therefore reversed in 2016. At September 30, 2017, the allowance for loan losses was $1.2 million, or 1.34% of the total loan portfolio, compared to $1.2 million, or 1.39% of the total loan portfolio, at December 31, 2016.

Non-accrual loans amounted to $2.7 million at September 30, 2017 compared to $2.2 million at December 31, 2016. The increase in non-accrual loans of $881,000 was due to $721,000 land loans (one customer with two loans) that matured and are currently performing under a forbearance agreement. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 29.9% at September 30, 2017 compared to 22.7% at December 31, 2016. There were net loan charge-offs of $20,000 during the nine months ended September 30, 2017, compared to net loan charge-offs of $85,000 during the nine months ended September 30, 2016.

Non-interest Income. Total non-interest income increased by $103,000, or 67.8%, from $152,000 for the nine months ended September 30, 2016 to $255,000 for the nine months ended September 30, 2017. The increase in total non-interest income was due to a $57,000 gain on sale of securities and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $621,000, or 18.3%. We had non-interest expenses of $2.8 million for the nine months ended September 30, 2017 and $3.4 million for the nine months ended September 30, 2016. The decrease primarily was attributable to a $506,000 decrease in salaries and employee benefits, and a $57,000 decrease in FDIC insurance premiums as our premiums decreased and we were over-accrued at December 31, 2016, offset lightly by $21,000 increase in occupancy costs. The decrease in salaries and employee benefits was attributable to the implementation of the expense reduction program pursuant to which management reduced the Bank’s workforce by seven employees effective December 31, 2016. This reduction in workforce followed the separation of employment of two additional employees during the quarter ended December 31, 2016.

Income Tax Expense. We recorded no income tax expense during the nine months ended September 30, 2017 as compared to $9,000 during the nine months ended September 30, 2016. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of September 30, 2017, management reached the same conclusions, however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0% and (1.8)%.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2017	December 31, 2016
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,151	$1,106
Non-residential	846	1,020
Construction and land	698	33
Total	2,695	2,159
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	181
Total	—	181
Total of non-performing loans and accruing loans 90 days or more past due	2,695	2,340
Assets acquired through foreclosure	—	—
Ground rents	132	141
Total non-performing assets	2,827	2,481
Troubled debt restructurings accruing	1,312	3,280
Troubled debt restructurings accruing and total non-performing assets	$4,139	$5,761
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.98%	2.68%
Total non-performing loans to total assets	1.95	1.64
Total non-performing assets and accruing loans past due 90 days or more to total assets	2.04	1.78
Total non-performing loans and accruing troubled debt restructurings to total assets	2.90	4.14
Total non-performing assets and accruing loans past due 90 days or more and accruing troubled debt restructurings to total assets	2.99	4.28

At September 30, 2017 non-accrual loans consisted of 21 residential mortgage loans totaling $1,151,000, one non-residential loans totaling $846,000, and three construction and land loans totaling $698,000. The decrease in non-performing loans at September 30, 2017 as compared to December 31, 2016 is primarily the result of a new non-performing loan relationship consisting of $721,000 of land loans (one customer with two loans) that have matured and are currently performing under a forbearance agreement. This loan was previously classified as an accruing troubled debt restructured loan. We had no loans 90 days or more past due but still accruing at September 30, 2017 and December 31, 2016.

At September 30, 2017, our largest non-performing loan relationships consisted of the following:

•	An $846,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan, and this loan was considered non-accrual at September 30, 2017 even though we are receiving periodic monthly payments in accordance with the restructured terms.

•	A $624,000 land loan secured by two lots in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. Because of difficulties experienced by the borrower, we restructured this loan to lower the interest rate and defer outstanding amounts, and the borrower was making payments in accordance with the restructured terms. During the first quarter of 2017, the borrower sold two lots and paid the loan down by $1.0 million. The loan matured during the quarter ended March 31, 2017, and the Bank negotiated a forbearance agreement to allow the borrower more time to pay the loan off. As of September 30, 2017, the borrower has made payments in accordance with the forbearance agreement. At September 30, 2017, the borrower had a second loan with an outstanding balance of $52,000 secured by the same property.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At September 30, 2017 and December 31, 2016, we had $1.3 million and $3.3 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At September 30, 2017, our largest accruing troubled debt restructured loan was a $328,000 residential loan secured by the borrower’s primary residence and, as of September 30, 2017, is current on its payments.

Interest income that would have been recorded for the nine months ended September 30, 2017 and 2016 had non-accrual loans been current according to their original terms, amounted to approximately $62,000 and $140,000, respectively. Interest income of $284,000 and $768,000 related to non-accrual loans was included in interest income for the nine months ended September 30, 2017 and 2016, respectively.

At September 30, 2017, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2017	2016
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,218	$1,561

Charge-Offs:
Residential, home equity lines of credit and consumer	(73)	(4)
Non-residential	(81)	—
Construction and land loans	—	(81)
Total charge-offs	(154)	(85)

Recoveries:
Residential, home equity lines of credit and consumer	3	—
Non-residential	131	—
Construction and land loans	—	—
Total recoveries	134	—

Net charge-offs	(20)	(85)
(Reversal) provision for loan losses	—	(257)
Allowance at end of period	$1,198	$1,219
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	29.90%	21.37%
Allowance for loan losses to total loans at end of period	1.33%	1.33%
Net charge-offs to average loans outstanding during the period	.03%	.09%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $5.6 million. Securities classified as available-for-sale amounting to $14.3 million at September 30, 2017, provide an additional source of liquidity. In addition, at September 30, 2017, we had the ability to borrow a total of approximately $35.4 million from the Federal Home Loan Bank of Atlanta. At September 30, 2017, we had $11.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at September 30, 2017.

At September 30, 2017, we had $2.2 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2017 totaled $5.7 million, or 10.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “Form 10-K”) (File No. 000-55341), filed with the SEC on March 30, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	—	—	—	78,520
August 1-31	—	—	—	78,520
September 1-30	—	—	—	78,520
Total	—	—	—

(1)  On May 16, 2017, the Company announced a program to repurchase up to 78,520 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 78,520 shares or on November 15, 2017 if not all shares have been purchased by that date.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	November 8, 2017	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	November 8, 2017	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

