Form 10-Q/A
period 2017-09-30
MB Bancorp Inc
filed 2017-11-27
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

MB BANCORP, INC.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, originally filed with the U.S. Securities and Exchange Commission on November 8, 2017 (the “Original 10-Q”). This amendment is being filed to amend the first line item appearing under “Stockholders Equity” on the Company’s Consolidated Balance Sheets, found on page 3 of the Original 10-Q, to reflect the correct quarter end date and the correct number of shares outstanding for the quarter ended September 30, 2017. The correct number of shares outstanding for the quarter ended September 30, 2017, is 1,940,200 shares. The XBRL is being filed solely to correct the change noted above under “Stockholders Equity.”

This Amendment No. 1 has not been updated for events occurring after the filing of the Initial Report nor does it change the Company’s previous disclosures contained in the Initial Report.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	September 30,	December 31,
	2017	2016
(Dollars in thousands)	(unaudited)

Assets:
Cash and due from banks	$1,825	$5,399
Interest bearing deposits in other banks	3,796	3,868
Total cash and cash equivalents	5,621	9,267

Other interest-bearing deposits in other banks	2,242	7,222
Investment securities available-for-sale – at fair value	14,254	3,698
Investment securities held to maturity – amortized cost	17,504	18,818

Loans, net of unearned fees	89,705	87,248
Less allowance for loan losses	(1,198)	(1,218)
Loans, net	88,507	86,030

Real estate ground rents	826	829
Less allowance for credit losses	(132)	(141)
Ground rents, net	694	688

Federal Home Loan Bank stock, at cost	626	418
Property and equipment – net	3,698	3,677
Deferred income taxes	—	—
Bank-owned life insurance	4,510	931
Accrued interest receivable and other assets	613	562
TOTAL ASSETS	$138,269	$131,311

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$96,141	$93,015
Federal Home Loan Bank advances	11,000	7,000
Deferred compensation liability	157	170
Accounts payable and other liabilities	555	802
Total liabilities	107,853	100,987

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000
shares; issued and outstanding, 1,940,200 and 1,902,900
shares at September 30, 2017 and December 31, 2016	19	19
Additional paid-in capital	18,077	18,132
Retained earnings - substantially restricted	13,746	13,770
Accumulated other comprehensive income (loss)	(53)	(139)
Unearned ESOP shares	(1,373)	(1,458)
Total stockholders' equity	30,416	30,324

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,269	$131,311

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30
	2017	2016	2017	2016
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$869	$911	$2,517	$2,797
Interest on federal funds sold and other investments	17	34	63	107
Interest and dividends on investment securities	223	166	653	515
Total interest income	1,109	1,111	3,233	3,419

INTEREST EXPENSE:
Interest on deposits	202	194	595	578
Interest on short-term borrowings	19	-	54	-
Interest on long term borrowings	15	109	24	361
Total interest expense	236	303	673	939

NET INTEREST INCOME	873	808	2,560	2,480

PROVISION (REVERSAL) FOR LOAN LOSSES	—	(6)	—	(257)

NET INTEREST INCOME AFTER PROVISION (REVERSAL) FOR LOAN LOSSES	873	814	2,560	2,737

NON-INTEREST INCOME:
Service charges on deposit accounts	4	2	11	7
Fees and charges on loans	7	7	23	24
Increase in cash surrender value of life insurance	39	13	101	37
Gain on investment securities	15	-	57	-
Ground rent fees	8	9	30	33
Other income	10	10	33	51
Total non-interest income	83	41	255	152

NON-INTEREST EXPENSE:
Salaries and employee benefits	521	905	1,557	2,063
Occupancy expenses	107	94	323	302
Furniture and equipment expenses	11	11	30	33
Legal and professional expenses	58	110	267	264
Data processing and other outside services	82	71	236	220
FDIC insurance premiums	8	23	11	68
Advertising and marketing related expenses	2	8	7	22
Provision (reversal) for loss on ground rents	2	1	(10)	10
Other expenses	118	119	355	415
Total non-interest expenses	909	1,342	2,776	3,397

INCOME (LOSS) BEFORE INCOME TAXES	47	(487)	39	(508)

INCOME TAX (BENEFIT) EXPENSE	—	(141)	—	9

NET INCOME (LOSS)	$47	$(346)	$39	$(517)

Basic earnings (loss) per share	$0.03	$(0.20)	$0.02	$(0.28)

Diluted earnings (loss) per share	$0.03	$(0.20)	$0.02	$(0.28)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in thousands)	(unaudited)		(unaudited)

NET INCOME (LOSS)	$47	$(346)	$39	$(517)
OTHER COMPREHENSIVE (LOSS) INCOME ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	(42)	(8)	86	71
Reclassification of gains included in net income	(15)	—	(57)	—
Unrealized gains (losses) arising during the period	(57)	(8)	29	71
Income tax benefits on unrealized gains (losses) arising during the period	—	3	—	(28)
	(57)	(5)	29	43
COMPREHENSIVE INCOME (LOSS)	$(10)	$(351)	$68	$(474)

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

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	November 27, 2017	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	November 27, 2017	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

