Form 10-K
period 2017-12-31
MB Bancorp Inc
filed 2018-03-13
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Registrant’s telephone number, including area code: (410) 420-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2017 was $28,086,566. As of March 13, 2018, the registrant had 1,940,200 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2018 annual meeting of stockholders (Part III).

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
PART I
Item 1.    Business
General
MB Bancorp, Inc.   MB Bancorp (the “Company”) was incorporated in August 2014 to be the holding company for Madison Bank of Maryland (the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On December 29, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 2,116,000 shares of its common stock at a price of  $10.00 per share, through which the Company received net offering proceeds of  $20,165,000. During the years ended December 31, 2016 and December 31, 2017, the Company repurchased 215,600 shares and 12,700 of its common stock at an average price of $13.07 and $14.50 per share, respectively. The Company’s principal business activity is the ownership of the outstanding shares of the common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement entered into with the Bank.
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
Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2017, we had consolidated assets of  $147.3 million, total deposits of  $103.3 million and total equity of  $30.4 million.
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
Demographic and economic growth trends provide key insight into the health of our market area. Baltimore and Harford counties recorded similar population growth from 2010 to 2015 (0.6% annually), which was slightly slower than the Maryland and national growth rates of 0.8% and 0.7%, respectively. Baltimore County and Harford County reported higher median household and per capita incomes in relation to national averages. Compared to the State of Maryland, Harford County reported higher income levels, while Baltimore County reported lower income levels. According to the U.S. Census Bureau, median household income for 2017 was $68,775 for Baltimore County and $81,052 for Harford County, compared to $78,945 for Maryland and $59,039 for the United States as a whole. Median household income for 2016 was $67,095 for Baltimore County and $80,465 for Harford County.
The unemployment rates for Maryland and the Baltimore and Harford County area was 4.0%, 4.0% and 3.4%, respectively, in December 2017 (below the rates for Maryland 4.2% and the Baltimore metropolitan area 4.1%, respectively, as of December 2016), below the declining national unemployment rate of 4.1%. Over the past several years, the unemployment rates for Maryland, the Baltimore metropolitan statistical area and Baltimore County have remained more stable than that of the United States with the highest level of unemployment reported in Baltimore County at 7.2% in 2012 as compared to the highest national unemployment rate of 8.5% in 2011. While moderately improved in 2017, Harford County exhibited unemployment data better than the state and national averages through December 2017, with rates varying from 4.1% in July 2017 to 3.4% in December 2017. The demographic information is based on information provided by The Office of Workforce Information and Performance (OWIP).
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
Residential Mortgage Loans.   At December 31, 2017, we had $75.5 million in residential mortgage loans, which represented 78.8% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes, most of which are located in our primary market area. Included in residential mortgage loans are loans secured by one- to four-family properties, which totaled $74.3 million at December 31, 2017, and loans secured by multi-family properties, which totaled $1.2 million at December 31, 2017. Of our residential mortgage loans, at December 31, 2017, $66.9 million, or 90.1% of residential mortgage loans, were secured by owner-occupied residences, $5.9 million, or 7.9% of residential mortgage loans, were secured by investor-owned properties, $1.2 million, or 1.7% of residential mortgage loans, were secured by multi-family properties and $260,000, or 0.3% of residential mortgage loans, were second mortgage loans.
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
Included in residential mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years and in amounts of up to $200,000. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Second mortgage loans totaled $260,000 at December 31, 2017 and represented 0.3% of residential mortgage loans at such date.
Non-residential Real Estate Loans.   At December 31, 2017, we had $13.2 million of non-residential real estate loans in our portfolio. The non-residential real estate securing these loans generally consists of churches, small office buildings and marinas.
As of December 31, 2017, our largest non-residential real estate loan had an outstanding balance of $3.0 million and was secured by a retail building and mixed use retail, professional building located in Anne Arundel County, Maryland. This loan was performing in accordance with its terms at December 31, 2017.
Construction and Land Loans.   At December 31, 2017, we had $3.2 million of construction and land loans, which represented 3.4% of our total loan portfolio. At December 31, 2017, construction and land loans consisted of  $1.4 million of construction loans, amounting to 41.8% of our construction and land loan portfolio, and $1.9 million of land loans, amounting to 58.2% of our construction and land loan portfolio.
We originate loans for the construction of one- to four-family homes. We originate loans to individuals to finance the construction of residential dwellings. Our construction loans generally provide for the payment of only interest during the construction phase, which is usually up to 12 months. At the end of the construction phase, the loan generally converts to a permanent mortgage loan. Loans generally can be made with a maximum loan to value ratio of 80% on residential construction, based on the lesser of the appraised value as if complete or the sum of all costs to the borrower, including the cost of the land and construction costs. Before making a commitment to fund a construction loan, we require an appraisal of the property by an independent appraiser, and we may require a feasibility study to ensure that the lot is buildable. We also will generally require an inspection of the property before disbursement of funds during the term of the construction loan.
We also originate loans to individuals for the purpose of purchasing land for future construction of one- to four-family residences. We offer land loans at a fixed-rate for a term of 20 years but are callable after five years. We limit the loan-to-value ratio to a maximum of 65%.
At December 31, 2017, our largest construction and land loan relationship was a $631,000 loan secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay. This loan has matured and included in our non-accrued loans while performing according to its forebearance agreement at December 31, 2017. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Analysis of Non-performing and Classified Assets.”
Home Equity Lines of Credit.   We offer home equity lines of credit in amounts of up to $200,000, although on occasion, in the past, we have approved home equity lines of credit in excess of this amount. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal and terms of up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Our home equity lines of credit are not necessarily secured by residential real estate on which we also maintain the first mortgage. At December 31, 2017, home equity lines of credit totaled $3.5 million, or 3.6% of our total loan portfolio.
At December 31, 2017, our largest outstanding balance on a home equity line of credit was $642,000, and the line of credit is secured by a residential investment property in Worcester County, Maryland. The loan is part of a larger lending relationship of  $1.1 million, which includes real estate loans of  $445,000 secured by land. The loans were performing in accordance with their terms at December 31, 2017.

Consumer Loans & C&I Loans.   The only consumer loans we offer are loans to depositors, secured by savings. At December 31, 2017, consumer loans totaled $128,000, or less than 0.13% of our total loan portfolio. We offer commercial loans that are secured by property or deposit accounts at our bank. At December 31, 2017, commercial loans totaled $296,000, or 0.31% of our total loan portfolio.
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
Loan Approval Procedures and Authority.   Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by our Board of Directors and management. Loans equal to or less than $250,000 must be approved by any two members of our Loan Committee, which consists of senior management. Our Officer Loan Committee, which consists of five members of senior management, has authority to approve loans in amounts over $250,000 and up to $800,000. All loans in excess of  $800,000 must be approved by the majority of the Board of Directors prior to a commitment being made.
Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2017, our regulatory limit on loans-to-one-borrower was $3.8 million. Notwithstanding our regulatory loans-to-one-borrower limitation, our current policy is to limit our loans to one borrower to no more than $3.0 million. At December 31, 2017, our largest lending relationship was a loan totaling $3.0 million. The loan was performing at December 31, 2017. There are two properties in Anne Arundel County, Maryland, secured by a retail building and a mixed use retail, professional building. Both properties are a participation with another financial institution. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Classified Assets.”
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

At December 31, 2017, our investment securities for the Bank included securities available-for-sale and securities held-to-maturity. We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments — Debt and Equity Securities.” Accounting Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available for sale. In addition to our investment portfolio, at December 31, 2017, we maintained a $754,000 investment, at cost, in Federal Home Loan Bank of Atlanta common stock.
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
Borrowings.   We had $13.0 million in borrowings at December 31, 2017, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We had unused borrowing capacity of approximately $21.5 million with the Federal Home Loan Bank of Atlanta as of December 31, 2017. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window; no amounts were outstanding under the lines of credit at December 31, 2017.
Personnel
As of December 31, 2017, we had 26 full-time employees and two part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.
Subsidiaries
Madison Bank of Maryland has two subsidiaries, both of which are wholly owned subsidiaries. 1920 Rock Spring Road, LLC was formed in 1998 to own and hold real estate. At December 31, 2017, its primary asset was the real estate where Madison Bank of Maryland’s headquarters is located. Mutual, LLC was formed in 2011 to hold other real estate owned. At December 31, 2017, Mutual, LLC owned no properties.

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
As a savings and loan holding company, MB Bancorp is subject to examination and supervision by, and be required to file certain reports with the Federal Reserve Board.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) made extensive changes to the regulation of Madison Bank of Maryland and will continue to affect, into the immediate future, the lending and investment activities and general operations of depository institutions and their holding companies. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks such as Madison Bank of Maryland was transferred to the Office of the Comptroller of the Currency on July 21, 2011. The Office of the Comptroller of the Currency is the agency that is primarily responsible for the regulation and supervision of national banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve System. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as Madison Bank of Maryland, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulators.
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
Capital Requirements.   In early July 2013, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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
In September 2017, the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency proposed a rule intended to reduce regulatory burden by simplifying several requirements in the agencies’ regulatory capital rule. Most aspects of the proposed rule would apply only to banking organizations that are not subject to the “advanced approaches” in the capital rule, which are generally firms with less than $250 billion in total consolidated assets and less than $10 billion in total foreign exposure. The proposal would simplify and clarify a number of the more complex aspects of the existing capital rule. Specifically, the proposed rule simplifies the capital treatment for certain acquisition, development, and construction loans, mortgage servicing assets, certain deferred tax assets, investments in the capital instruments of unconsolidated financial institutions, and minority interest. A final rule has not yet been issued.
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
Loans to One Borrower.   Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2017, our regulatory loans-to-one borrower limitation was $3.8 million. Notwithstanding this regulatory limitation, our current policy is not to make loans to one borrower in excess of  $3.0 million.
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
A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2017, Madison Bank of Maryland maintained 78.9% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
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

Community Reinvestment Act.   All federal savings banks have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to satisfactorily comply with the provisions of the Community Reinvestment Act could result in denials of regulatory applications. Responsibility for administering the Community Reinvestment Act, unlike other fair lending laws, was not transferred to the Consumer Financial Protection Bureau. Madison Bank of Maryland received an “Outstanding” Community Reinvestment Act rating in its most recently completed examination.
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
The Sarbanes-Oxley Act of 2002 generally prohibits loans by MB Bancorp to its executive officers and directors. However, the law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, Madison Bank of Maryland’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities of such person’s control is limited. The laws limit both the individual and aggregate amount of loans that Madison Bank of Maryland may make to insiders based, in part, on Madison Bank of Maryland’s capital level and require that certain board approval procedures be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are subject to additional limitations based on the type of loan involved.
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
Federal Home Loan Bank System.   Madison Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Bank of Maryland, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Madison Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2017 of  $754,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $122.3 million; and a 10% reserve ratio is applied above $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
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

•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

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

•
Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding deposit interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions;

•
Gramm-Leach-Bliley Act, which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties;

•
The Fair and Accurate reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identify theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities — known as “red flags”.

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

Holding Company Regulation
General.   As a savings and loan holding company, MB Bancorp is subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations regarding its activities. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to Madison Bank of Maryland.
Pursuant to federal law and regulations and policy, a savings and loan holding company such as MB Bancorp may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, and certain other activities that have been authorized for savings and loan holding companies by regulation.
Federal law prohibits a savings and loan holding company from, directly or indirectly or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings bank, or savings and loan holding company thereof, without prior written approval of the Federal Reserve Board or from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary holding company or savings bank. A savings and loan holding company is also prohibited from acquiring more than 5% of a company engaged in activities other than those authorized by federal law or acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation. In evaluating applications by holding companies to acquire savings banks, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.
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
Source of Strength.   The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations implementing the ”source of strength” policy requiring that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
Federal Income Taxation
General.   We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2017 calendar year, Madison Bank of Maryland’s maximum statutory federal income tax rate was 34%.

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
Below is information regarding our other executive officers who are not directors. Ages presented are as of December 31, 2017.
Lisa M. McGuire-Dick has been with Madison Bank of Maryland since October 2004 serving as Vice President until March 2014 when she was named Senior Vice President. She is responsible for our Human Resources department. Age 53.

John M. Wright has been with Madison Bank of Maryland since December, 2016, serving as Executive Vice President and Chief Financial Officer. Age 51.
Item 1A.    Risk Factors
If our non-performing assets increase, or do not decrease, our earnings will continue to be adversely affected.
At December 31, 2017, our non-performing assets, which consist of non-accruing loans past due 90 days or more, ground rents that are delinquent three or more years, and other real estate owned, and accruing troubled debt restructurings were $4.3 million, or 2.90% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
We have had nominal income or losses in recent periods, including net income of  $73,000 and net losses of  $1.8 million in the years ended December 31, 2017 and 2016, respectively. Our return on average assets was 0.05% and (1.27)% for the years ended December 31, 2017 and 2016, respectively, and our return on average equity was 0.24% and (5.45)% for the years ended December 31, 2017 and 2016, respectively.
Our recent minimal income or losses were due primarily to a continued decline in net interest income, high non-interest expenses, valuation write downs of other real estate owned and deferred tax assets. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our strategic plan. In addition, the recent conversion will have a short-term adverse impact on our operating results, due to additional costs related to becoming a public company, increased compensation expenses associated with our employee stock ownership plan and the implementation of a stock-based incentive plan in May 2016. Accordingly, even if we successfully implement our strategic plan, our strategic initiatives may not succeed in generating or increasing income.
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
At December 31, 2017, $75.5 million, or 78.8% of our total loan portfolio, was secured by residential real estate. Residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Based on data provided by the Maryland Association of Realtors, for December 31, 2017, 2016 and 2015, average residential real estate prices were $284,000, $253,000 and $200,000, respectively, in Baltimore County, and $295,000, $257,000 and

$239,450, respectively, in Harford County. The fourth quarter increase of 9.3% in Baltimore County residential real estate values as a result of the uptick in the housing market in our market area has increased the value of the real estate collateral securing these types of loans. Moreover, Harford County saw a fourth quarter 6.2% increase in the value of residential real estate which decreased the risk that we would incur losses if borrowers default on their loans. Fluctuations in value and levels of bank-owned sales may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. On limited occasions, we originate “jumbo” loans, which are residential mortgage loans in amounts exceeding $417,000, which, due to the size of such loans, may expose us to additional credit risks. Moreover, we are a portfolio lender; accordingly, we expect to be exposed to the credit risk for longer periods of time, including in some cases for the entire term of the loan.
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
We recorded no provision for the year ended December 31, 2017 and a (reversal) provision for loan losses of  $(258,000) for the year ended December 31, 2016 that were charged against income for those periods. We incurred net (recoveries) charge-offs of $(70,000) and $85,000 respectively, during the same periods. While our allowance for loan losses was 81.57% of non-performing loans and 1.36% of total loans at December 31, 2017, we may be required to make additional material additions to our allowance for loan losses that would materially decrease our net income.
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
We have had high levels of non-performing assets and low earnings relative to our peer institutions during 2016 and 2017. If we fail to improve asset quality and earnings, our regulators could subject us to a formal written agreement or cease and desist order, restrict Madison Bank of Maryland’s or MB Bancorp’s ability to pay dividends, restrict Madison Bank of Maryland’s or MB Bancorp’s growth or ability to engage in certain types of lending, require Madison Bank of Maryland or MB Bancorp to take remedial actions with respect to any capital deficiency, require Madison Bank of Maryland or MB Bancorp to submit a capital plan for approval, or take other adverse regulatory actions, any one of which would negatively impact our stock price.
Adverse conditions in the local economy or real estate market could hurt our profits.
Our success depends to a large degree on the general economic conditions in our market area of Baltimore and Harford counties in Maryland. During the recent recession, our market had a significant downturn in which we experienced falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Notwithstanding the stabilization in the national and Maryland economies that has occurred since 2015, the Baltimore County and Harford County real estate markets have not fully recovered from their recent lows and remain weak. At December 31, 2017, most of our loan portfolio consisted of loans secured by real estate in our market area. The vast majority of our loans are secured by real estate in our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.
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
We may be adversely affected by recent changes in U.S. tax laws and regulations.
Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.
The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Maryland. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.
A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets, accruing loans past due 90 days or more and troubled debt restructurings increased to a high of  $13.2 million at December 31, 2012. Since that time, the amount of non-performing assets and troubled debt restructurings declined to $5.8 million at December 31, 2016 and to $4.3 million at December 31, 2017. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.

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
Following our recent conversion, our non-interest expenses have increased as it specifically relates to the financial accounting, legal and various other expenses usually associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. These additional expenses adversely affect our profitability.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.      Properties
We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2017.
Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2017	Deposits at December 31, 2017
					(In thousands)	(In thousands)
Main Office:
1920 Rock Spring Road Forest Hill, Maryland 21050	1999	19,440	Owned	—	$3,073	$28,173
Branch Offices:
501 S. Stepney Road Aberdeen, Maryland 21001	1998	3,596	Owned	—	$567	$28,247
8639 Belair Road Baltimore, Maryland 21236(1)	2012	2,400	Leased	8/31/2022	$24	$46,888

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)   Market for Common Equity and Related Stockholder Matters
MB Bancorp’s common stock is listed on the Pink Marketplace under the trading symbol “MBCQ” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2016 and 2017. MB Bancorp’s common stock commenced trading on December 30, 2014.
	High	Low	Close	Dividends Declared Per Share
Year Ended December 31, 2017:
First Quarter	$15.60	$14.50	$14.80	—
Second Quarter	$15.50	$14.50	$15.05	—
Third Quarter	$15.40	$15.05	$15.25	—
Fourth Quarter	$15.75	$15.25	$15.75	—
Year Ended December 31, 2016:
First Quarter	$13.50	$12.18	$12.60	—
Second Quarter	$13.65	$12.75	$13.45	—
Third Quarter	$13.45	$12.95	$13.40	—
Fourth Quarter	$15.00	$13.40	$14.70	—
As of March 13, 2018, there were approximately 79 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”
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

(c)   Issuer Purchases of Equity Securities
The Company repurchased 215,600 and 12,700 shares of its common stock at an average price of $13.07 and $14.50 per share during the years ended December 31, 2016 and December 31, 2017, respectively.
Item 6.    Selected Financial Data
The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-1. The information at December 31, 2017 and 2016 and for the years then ended is derived in part from the audited consolidated financial statements of MB Bancorp that appear elsewhere in this Annual Report on Form 10-K.
	At December 31,
(In thousands)	2017	2016
Financial Condition Data:
Total assets	$147,331	$131,311
Cash and cash equivalents	7,965	9,267
Investment securities available-for-sale	16,605	3,698
Investment securities held-to-maturity	17,410	18,818
Loans receivable, net	93,765	86,030
Deposits	103,308	93,015
Federal Home Loan Bank advances	13,000	7,000
Total equity	30,360	30,324
	For the Year Ended December 31,
(In thousands)	2017	2016
Operating Data:
Interest income	$4,383	$4,542
Interest expense	936	1,205
Net interest income	3,447	3,337
(Reversal) Provision for loan losses	—	(258)
Net interest income after (reversal) provisions for loan losses	3,447	3,595
Non-interest income	359	39
Non-interest expense	3,733	4,614
Income (Loss) before income taxes	73	(980)
Income tax expense	—	771
Net Income (loss)	$73	$(1,751)

	At or For the Year Ended December 31,
	2017	2016
Performance Ratios(1):
Return on average assets	0.05%	(1.27)%
Return on average equity	0.24	(5.45)
Interest rate spread(2)	2.55	2.37
Net interest margin(3)	2.69	2.60
Non-interest expenses to average assets	2.67	3.35
Efficiency ratio(4)	98.08	126.96
Average interest-earning assets to average interest-bearing liabilities	119.53	124.07
Average equity to average assets	21.73	23.35
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	16.55	17.44
Tier 1 capital (to risk-weighted assets)	31.33	36.22
Total risk-based capital (to risk-weighted assets)	32.58	37.47
Common equity tier 1 capital (to risk-weighted assets)	31.33	36.22
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.36	1.37
Allowance for loan losses as a percent of non-performing loans	81.57	56.42
Net (recoveries) charge-offs to average outstanding loans during the period	(0.08)	.09
Non-performing loans as a percent of total loans	1.66	2.43
Non-performing assets as a percent of total assets	1.07	1.64
Other Data:
Number of offices	3	3
Number of deposit accounts	3,302	3,581
Number of loans	722	744

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

Improving asset quality
Resolving our problem assets remains one of our top priorities. Non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings increased significantly during the recent recession and reached $13.2 million at December 31, 2012. Total non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings represented 8.58% of total assets at December 31, 2012. Since then, non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings decreased to $5.8 million, or 4.28% of total assets, at December 31, 2016 and $4.3 million, or 2.90% of total assets, at December 31, 2017. We continue to work with delinquent borrowers to restore loans to performing status where possible and to pursue foreclosure and disposition of collateral when it is not. In August 2014, we engaged an independent third party to conduct periodic loan portfolio reviews, and we intend to have independent loan portfolio reviews on an annual basis going forward. The latest independent loan review was conducted as of June 30, 2017.
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
Controlling expenses
During 2012 and 2013 we closed three branches, one in Baltimore City and two in eastern Baltimore County, in order to improve profitability. We had employee severance and other expenses associated with those branch closures during the years ended December 31, 2012 and 2013, but we began to achieve the benefits of expense reductions resulting from the branch closures in 2014. During the year ended December 31, 2016, we had a significant change in management and incurred significant severance costs (approximately $512,000). The non-interest expense decreased by $881,000 during the year ended December 31, 2017 when compared to the prior year. We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our non-interest expenses.
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
Expenses.   The non-interest expenses we incur in operating our business consists of salaries and employee benefits expenses, occupancy expenses, legal and professional fees, data processing expenses, directors fees and other general and administrative expenses including, among others, federal deposit insurance premiums and Office of the Comptroller of the Currency assessments, stationery and postage expenses and other miscellaneous expenses. Following the 2014 offering, our non-interest expenses increased as it specifically relates to expenses of shareholder communications and meetings and expenses related to additional accounting and legal services.
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
Balance Sheet Analysis
Assets.   At December 31, 2017, our assets totaled $147.3 million, an increase of  $16.0 million, or 12.2%, from total assets of  $131.3 million at December 31, 2016. The increase in assets for the year ended

December 31, 2017 was due mainly to a $12.9 million, or 349.0%, increase in investment securities available-for-sale, a $7.7 million, or 9.0%, increase in loans, net of unearned fees, and a $3.6 million, or 391.3%, increase in Bank owned life insurance, partially offset by a $6.0 million, or 82.8%, decrease in other interest bearing deposits, a $1.4 million, or 7.5%, decrease in investment securities held-to-maturity and a $1.3 million, or 14.0%, decrease in cash and cash equivalents. Management has focused on increasing yields earned on interest earning assets by increasing loan production and utilizing investment vehicles such as bank owned life insurance that generate higher yields.
Loans.   At December 31, 2017, residential mortgage loans totaled $75.5 million, or 78.8% of the total loan portfolio compared to $73.3 million, or 82.4% of the total loan portfolio at December 31, 2016. Residential mortgage loans increased by $2.2 million, or 3.0%, during the year ended December 31, 2017 due to the increased production of residential loans in the year ended December 31, 2017 ($16.1 million originated) as compared to the prior year ($6.0 million originated).
Non-residential real estate loans totaled $13.2 million and represented 13.8% of total loans at December 31, 2017, compared to $7.0 million, or 7.9% of total loans, at December 31, 2016. During December 2016, we hired a new Commercial Real Estate lender and started offering this product again.
Construction and land loans totaled $3.2 million, and represented 3.4% of total loans, at December 31, 2017, compared to $5.1 million, or 5.7% of total loans, at December 31, 2016. At December 31, 2017, we had $1.4 million of construction loans, amounting to 41.8% of our construction and land loan portfolio, and $1.9 million of land loans, amounting to 58.2% of our construction and land loan portfolio.
Home equity lines of credit, all of which are secured by residential properties, totaled $3.5 million, and represented 3.6% of total loans, at December 31, 2017, compared to $3.5 million, or 3.9% of total loans, at December 31, 2016. The level of home equity lines of credit remained consistent between the two periods.
Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings and commercial and industrial (C&I) loans secured by equipment or deposit accounts. Such loans totaled $424,000 at December 31, 2017, representing 0.4% of the loan portfolio.
Securities.   At December 31, 2017, our securities held-to-maturity decreased by $1.4 million, or 7.5%, from $18.8 million at December 31, 2016 to $17.4 million at December 31, 2017. Securities held-to-maturity at December 31, 2017 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2017, our securities available-for-sale, recorded at fair value, increased by $12.9 million, or 349.0%, from $3.7 million at December 31, 2016 to $16.6 million at December 31, 2017. Securities available-for-sale at December 31, 2017 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and a state municipality bond. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2017, we also held a $754,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At December 31, 2017, we held no stock in Fannie Mae and Freddie Mac.
Ground Rents.   Ground rents, net amounted to $681,000 at December 31, 2017 compared to $688,000 at December 31, 2016.
Deposits.   Total deposits increased by $10.3 million, or 11.1%, to $103.3 million at December 31, 2017 from $93.0 million at December 31, 2016. Balances in non-interest-bearing deposits increased by $127,000, or 9.0%, from $1.4 million at December 31, 2016 to $1.5 million at December 31, 2017. Interest-bearing deposits increased by $10.2 million, or 11.1%, to $101.8 million at December 31, 2017 compared to $91.6 million at December 31, 2016. We have changed the sales culture throughout the bank to make a more unified effort to increase deposits from our local community as well as from former customers of our senior management team.
Borrowings.   At December 31, 2017, we had $13.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $7.0 million in borrowings at December 31, 2016, a $6.0 million, or 85.7% increase in FHLB advances.

Stockholders’ Equity.   Stockholders’ equity increased by $36,000, or 0.1%, to $30.4 million at December 31, 2017 from $30.3 million at December 31, 2016 primarily as the result of earnings and decrease in unearned ESOP shares offset slightly by a stock repurchase plan whereby the company repurchased 12,700 shares of its common stock at an average price of  $14.50 per share for the 12 months ended December 31, 2017.
The following table sets forth the composition of our loan portfolio at the dates indicated.
	At December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage loans:
Residential	$75,509	78.80%	$73,304	82.44%
Non-residential	13,183	13.76	7,021	7.90
Construction and land loans	3,240	3.38	5,104	5.74
Home equity lines of credit	3,471	3.62	3,473	3.90
Total real estate loans	95,403	99.56	88,902	99.98
Consumer and other loans:
Loans to depositors, secured by savings & C&I Loans	424	0.44	18	.02
Total loans	$95,827	100.00%	$88,920	100.00%
Add:
Net (discount) premium on purchased loans	1		10
Unamortized net deferred costs	41		16
Less:
Undisbursed portion of construction loans	(741)		(1,650)
Unearned net loan origination fees	(75)		(48)
Less allowance for credit losses	(1,288)		(1,218)
Loans receivable, net	$93,765		$86,030

Loan Maturity
The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(In thousands)	Residential	Non- residential	Construction and Land Loans	Home Equity Lines of Credit	Loans to Depositors Secured by Savings and C&I loans	Total Loans
Amounts due in:
One year or less	$518	$—	$1,375	$17	$117	$2,027
More than one year to two years	267	—	—	—	—	267
More than two year to three years	142	14	53	26	11	246
More than three year to five years	3,737	71	68	—	296	4,172
More than five year to ten years	18,452	8,525	385	1,659	—	29,021
More than ten year to fifteen years	13,466	2,268	553	—	—	16,287
More than fifteen years	38,927	2,305	806	1,769	—	43,807
Total	$75,509	$13,183	$3,240	$3,471	$424	$95,827

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2017 that are due after December 31, 2018, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential	$65,687	$9,822	$75,509
Non-residential	7,815	5,368	13,183
Construction and land loans	1,384	1,856	3,240
Home equity lines of credit	—	3,471	3,471
Consumer and other loans:
Loans to depositors, secured by savings	424	—	424
Total loans	$75,310	$20,517	$95,827

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
Loan Activity
The following table shows loan activity during the periods indicated.
	Year Ended December 31,
(In thousands)	2017	2016
Total loans at beginning of period	$88,920	$95,579
Loans originated:
Residential	16,062	6,048
Non-residential	6,746	—
Construction and land loans	321	1,322
Home equity lines of credit	2,034	1,041
Loans to depositors, secured by savings	117	—
Total loans originated	25,280	8,411
Loans purchased:
Residential	—	—
Non-residential	—	—
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans purchased	—	—
Deduct:
Loan principal repayments (amortization and payoffs)	19,286	15,469
Loan sales	—	—
Other repayments	(1,078)	(484)
Charge-offs	165	85
Net loan activity	18,373	15,070
Total loans at end of period	$95,827	$88,920

Loan originations come from a number of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
Currently we retain all loans originated in portfolio. We did not sell any loans during the years ended December 31, 2017 or 2016.
We did not purchase loans during the years ended December 31, 2017 or 2016.
Securities
Our securities held-to-maturity decreased by $1.4 million, or 7.5%, from $18.8 million at December 31, 2016 to $17.4 million at December 31, 2017. Securities held-to-maturity at December 31, 2017 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. We do not utilize the held-to-maturity designation as much as we did in prior years thus the decline is due to repayments received from our existing portfolio.
At December 31, 2017, our securities available-for-sale increased by $12.9 million, or 349.0%, from $3.7 million at December 31, 2016 to $16.6 million at December 31, 2017. Securities available for sale at December 31, 2017 consisted of bonds issued by Freddie Mac, the Federal Farm Credit Bureau and one state municipality as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The majority of our investment security purchases during the year were designated as available for sale and we are trying to invest our excess cash in mortgage-backed securities to increase our overall yields.
Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2017, we also held a $754,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2017, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.
	At December 31,
	2017		2016
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government agencies	$1,000	$945	$1,000	$933
Municipal Securities	499	497	—	—
Mortgage-backed securities	15,334	15,163	2,837	2,765
Investments held-to-maturity:
Obligations of U.S. government agencies	12,500	12,076	12,500	11,888
Mortgage-backed securities	4,910	4,932	6,318	6,383
Total securities	$34,243	$33,613	$22,655	$21,969

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available-for-sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2017, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
Obligations of U.S. government agencies	$—	0.00%	$—	0.00%	$—	0.00%	$945	2.54%	$945	2.54%
Municipal securities							497	2.65	497	2.65
Mortgage-backed securities	—	—	—	—	—	—	15,163	2.53	15,163	2.53
Investments (held-to-maturity):
Obligations of U.S. government agencies	—	—	1,000	2.00%	4,000	2.55%	7,500	2.68	12,500	2.59
Mortgage-backed securities	—	—	24	4.63	—	—	4,886	3.12	4,910	3.13
Total securities	$—	0.00%	$1,024	2.06%	$4,000	2.55%	$28,991	2.67%	$34,015	2.64%

Ground Rents.   Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. Madison Bank of Maryland’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation.
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2017 and 2016, Madison Bank of Maryland’s investments includes individual ground rents ranging from $600 to $3,000, totaling $822,000 and $829,000, respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2017 and 2016, Madison Bank of Maryland had $141,000 of ground rents that were three years or more delinquent and were reserved at 100%. We intend to let our portfolio of ground rent investments run off over time as the homeowners redeem the ground rents.
Bank-Owned Life Insurance.   We invested in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provided us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2017 and December 31, 2016, the aggregate cash surrender value of these policies was $4.6 million and $931,000, respectively.
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
	For the Year Ended December 31
	2017		2016
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$1,544	—%	$1,408	—%
Interest-bearing deposits:
Certificates of deposit	59,269	1.22	57,493	1.22
NOW and money markets	22,440	.35	21,104	.24
Savings	14,681	.10	14,328	.10
Total	$97,934	.83	$94,333	.82

The following table sets forth the balances of our deposit accounts at the dates indicated.
	At December 31,
	2017		2016
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$1,542	1.49%	$1,415	1.52%
Interest-bearing deposits:
NOW accounts	5,337	5.16	8,180	8.80
Money market	16,144	15.63	13,061	14.04
Regular and other savings	14,718	14.25	03,811	14.85
Certificates of deposit	65,567	63.47	56,548	60.79
Total interest-bearing deposits	101,766	98.51	91,601	98.48
Total deposits	$103,308	100.00%	$93,015	100.00%

Balances in non-interest-bearing deposits increased by $128,000, or 9.1%, from $1.4 million at December 31, 2016 to $1.5 million at December 31, 2017.
The following table indicates the amount of jumbo certificates of deposit with balances of  $250,000 or greater by time remaining until maturity as of December 31, 2017, none of which are brokered deposits.
Maturity Period at December 31, 2017	Amount
(In thousands)
Three months or less	$—
Over three through six months	631
Over six through twelve months	494
Over twelve months	2,040
Total	$3,165

The following table sets forth time deposits classified by rates at the dates indicated.
	At December 31,
(In thousands)	2017	2016
.00 – .999%	$17,263	$19,580
1.00 – 1.999	45,375	34,226
2.00 – 2.999	2,929	2,742
3.00 – 3.999	—	—
4.00 – 4.999	—	—
Total	$65,567	$56,548

The following table sets forth the amount and maturities of time deposits at December 31, 2017.
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
.00 – 999%	$14,618	$2,645	$—	$—	$17,263	26.32%
1.00 – 1.999	20,822	8,664	7,331	8,558	45,375	60.20
2.00 – 2.999	—	—	—	2,929	2,929	4.48
3.00 – 3.999	—	—	—	—	—	—
Total	$35,440	$11,309	$7,331	$11,487	$65,567	100.00%

The following table sets forth deposit activity for the periods indicated.
	Year Ended December 31,
(In thousands)	2017	2016
Beginning balance	$93,015	$92,692
Increase (decrease) before interest credited	9,477	(446)
Interest credited	816	769
Net Increase in deposits	10,293	323
Ending Balance	$103,308	$93,015

Borrowings.   We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following tables sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.
FHLB short term advances (Dollars in thousands)	Year Ended December 31,
	2017	2016
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$11,000	$6,000
Average Federal Home Loan Bank advances outstanding during the period	$7,348	$230
Weighted average interest rate during the period	0.97%	0.59%
Balance outstanding at end of period	$4,000	$6,000
Weighted average interest rate at end of period	1.46%	0.61%

FHLB long term advances (Dollars in thousands)	Year Ended December 31,
	2017	2016
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$9,000	$12,000
Average Federal Home Loan Bank advances outstanding during the period	$3,471	$10,470
Weighted average interest rate during the period	1.41%	4.08%
Balance outstanding at end of period	$9,000	$1,000
Weighted average interest rate at end of period	1.24%	4.40%
Equity.   Equity increased by $36,000, or 0.1%, to $30.4 million at December 31, 2017 from $30.3 million at December 31, 2016 primarily as the result of earnings and a decrease in unearned ESOP shares, offset slightly by a stock repurchase plan whereby the Company repurchased 12,700 shares of its common stock at an average price of  $14.50 per share for the 12 months ended December 31, 2017.
Results of Operations for the Years Ended December 31, 2017 and 2016
Overview.   We had net income of  $73,000 for the year ended December 31, 2017, as compared to net loss of  $1.8 million for the year ended December 31, 2016. The increase in net income between the periods were primarily due to an increase of  $110,000 of net interest income, a $320,000 increase in non-interest income and a $881,000 decrease in non-interest expenses.
Net Interest Income.   Net interest income increased by $110,000, or 3.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in net interest income was primarily attributable to a decline in our cost of interest-bearing liabilities from $1.2 million for the year ended December 31, 2016 to $936,000 for the year ended December 31, 2017, offset slightly by a decline in interest income on interest earning assets. Interest on our loan portfolio decreased by $312,000, or 8.4%, for the year ended December 31, 2017 as compared to the comparable period in 2016, due to a 25 basis point decline in yield and a $2.2 million decline in average balance.
Interest on investment securities held-to-maturity decreased by $11,000, or 2.1%, for year ended December 31, 2017 as compared to the comparable period in 2016, due to a $382,000 decrease in the average balance of investment securities held-to maturity.
Interest on investment securities available-for-sale increased by $220,000, or 205.6%, for year ended December 31, 2017 as compared to the comparable period in 2016. There was a 46 basis point decrease in the average yield on investment securities available-for-sale and a $10.2 million increase in the average balance of investment securities available-for-sale.
Interest on certificates of deposit increased by $19,000, or 2.7%, during for the year ended December 31, 2017 as compared to the year ended December 31, 2016, due to an increase in the average balance of certificates of deposit.
Interest on Federal Home Loan Bank of Atlanta advances decreased by $316,000, or 72.5%, during for the year ended December 31, 2017, due to a 297 basis point decrease in the average cost of Federal Home Loan Bank of Atlanta advances. The decrease in interest expense is due to higher cost advances either maturing during 2016 and early 2017 as well as the early extinguishment of FHLB advances which occurred in December 2016.
At December 31, 2017, we had $13.0 million in advances from the Federal Home Loan Bank of Atlanta, consisting of a $5.0 million convertible advance maturing October 2027 and two $4.0 million fixed rate advances maturing in March 2018 and December 2018 which carry interest rates of ranging from 1.10% to 1.46%.
Our interest rate spread increased 18 basis points from 2.37% for the year ended December 31, 2016 to 2.55% for the year ended December 31, 2017, due primarily to the decrease in our average cost on interest-bearing liabilities.

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
	Year Ended December 31,
	2017			2016
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$7,053	$78	1.11%	$15,079	$135	.90%
Loans receivable, net of unearned fees	88,435	3,423	3.87	90,600	3,735	4.12
Investment securities available-for-sale – amortized cost	13,975	327	2.34	3,811	107	2.80
Investment securities held-to-maturity	18,078	525	2.90	18,460	536	2.90
Other interest-earning assets	601	30	4.99	619	29	4.72
Total interest-earning assets	128,142	4,383	3.42	128,569	4,542	3.53
Cash and due from banks	3,901			3,332
Allowance for credit losses	(1,245)			(1,326)
Other non-interest-earning assets	9,009			7,086
Total assets	139,807			137,661
Interest-bearing liabilities:
Certificates of deposit	59,269	723	1.22	57,492	704	1.22
NOW and money market	22,440	79	.35	21,104	51	.24
Savings	14,681	14	.10	14,328	14	.10
Federal Home Loan Bank advances	10,819	120	1.11	10,700	436	4.08
Total interest-bearing liabilities	107,209	936	.87	103,624	1,205	1.16
Non-interest-bearing demand deposits	1,544			1,326
Other non-interest-bearing liabilities	680			563
Total liabilities	109,433			105,513
Total equity	30,374			32,148
Total liabilities and equity	$139,807			$137,661
Net interest income		$3,447			$3,337
Interest rate spread			2.55%			2.37%
Net interest margin			2.69%			2.60%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.53%			124.07%

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
	Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
	Increase (Decrease) Due to
(In thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Interest-bearing deposits in other banks	$31	$(72)	$(16)	$(57)
Loans receivable, net of unearned fees	(226)	(89)	3	(312)
Investment securities available-for-sale amortized cost	(18)	285	(47)	220
Investment securities held-to-maturity	1	(11)	(1)	(11)
Other interest-earning assets	2	(1)	—	1
Total interest-earning assets	(210)	112	(61)	(159)
Interest-bearing liabilities:
Certificates of deposit	—	22	(3)	19
NOW and money markets	24	3	1	28
Savings	(1)	—	1	—
Federal Home Loan Bank advances	(318)	5	(3)	(316)
Total interest-bearing liabilities	(295)	30	(4)	(269)
Net change in interest income	$85	$82	$(57)	$110

(1)
Investment securities available-for-sale are presented at fair market value.

Provision for Loan Losses.   We recorded no provision for the year ended December 31, 2017 and a (reversal) provision for loan losses of  $(258,000) for the year ended December 31, 2016 that were charged against income for those periods. At December 31, 2017, the allowance for loan losses was $1.3 million, or 1.36% of the total loan portfolio, compared to $1.2 million, or 1.40% of the total loan portfolio, at December 31, 2016.
Non-accrual loans amounted to $1.6 million at December 31, 2017 compared to $2.2 million at December 31, 2016. The decrease in non-accrual loans of  $579,000 was primarily due to a $825,000 non-residential loan returning to accruing status. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 33.97% at December 31, 2017 compared to 21.67% at December 31, 2016. Net loan recoveries amounted to $70,000 during the year ended December 31, 2017, compared to net charge-offs of  $85,000 during the year ended December 31, 2016.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “— Risk Management — Analysis of Non-performing and Classified Assets” and “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”
Non-interest Income.   Total non-interest income increased by $320,000, or 820.5%, from $39,000 for the year ended December 31, 2016 to $359,000 for the year ended December 31, 2017. The increase in total non-interest income primarily was due to a $128,000 increase on earnings from bank owned life insurance, $57,000 increase in gain on sale of investment securities and no loss recognized in 2017 of the extinguishment of debt as compared to the $140,000 loss recognized on the early extinguishment of FHLB advances.

Non-interest Expenses.   Total non-interest expenses decreased by $881,000, or 19.1%, from $4.6 million for the year ended December 31, 2016 to $3.7 million for the year ended December 31, 2017. The decrease primarily was attributable to $696,000 decrease in salaries and employee benefits resulting from the expense management reduction plan implemented in December 2016 (approximately $512,000 of severance charges were recognized in 2016), a $94,000 reduction in legal and professional expenses as the new management team had less reliance on outside consultants, a $56,000 decrease in FDIC premiums, and a $79,000 decrease in other expenses as management remains focus on controlling all costs incurred by the Bank. The decrease was offset in part by increases in occupancy costs of  $35,000 and data processing costs of  $30,000 for the year ended December 31, 2017 as compared to the similar period of the prior year.
Income Tax Expense.   We had an income tax expense of  $-0- and $771,000 during the years ended December 31, 2017 and 2016, respectively. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. The effective tax rate for these respective periods was (0.0%) and (78.7%).
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
The following table provides information with respect to our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2017	2016
Non-accrual loans:
Residential, home equity lines of credit and consumer	$930	$1,106
Non-residential	—	1,020
Construction and land	650	33
Total non-performing loans	1,580	2,159
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	341	181
Total	341	181
Total of non-performing loans and accruing loans 90 days or more past due	1,921	2,340
Assets acquired through foreclosure	—	—
Ground rents	141	141
Total non-performing assets	2,062	2,481
Troubled debt restructurings accruing	2,212	3,280
Troubled debt restructurings accruing and total non-performing assets	$4,274	$5,761
Total of non-performing loans and accruing loans past due 90 days or more to total loans	2.00%	2.68%
Total non-performing loans to total assets	1.07	1.64
Total non-performing assets to total assets	1.40	1.89
Total non-performing loans and accruing troubled debt restructurings to total assets	2.57	4.14
Total non-performing assets and accruing troubled debt restructurings to total assets	2.90	4.38
At December 31, 2017, non-accrual loans consisted of 16 residential mortgage loans totaling $930,000 and three construction and land loans totaling $650,000. The decrease in non-performing loans at December 31, 2017 as compared to December 31, 2016 is primarily the result of continued efforts to resolve our problem loans. We had two loans 90 days or more delinquent but still accruing at December 31, 2017 as compared to one loan at December 31, 2016.
At December 31, 2017, our largest non-performing loan relationships consisted of the following:
•
Two land loans to the same borrower (total of  $631,000) secured by waterfront property in Queen Anne’s County, Maryland on the Eastern shore of the Chesapeake Bay.

•
Four residential loans (total of  $759,000) secured by the borrowers primary residence.

•
All remaining individual loans have outstanding balances less than $100,000.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At December 31, 2017 and 2016, we had $2.2 million, $3.3 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.
If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.
At December 31, 2017, our largest accruing troubled debt restructured loan was a $825,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan in 2015 and the loan has paid in accordance to the restructured terms since that time. We also have a $5,000 loan secured by a third mortgage on this church. We receive certain rental payments from proceeds of a cell tower on the property that are paid directly to us to meet the debt service requirements on these loans. In addition, the Church pays an additional amount each month that is applied to past due interest arreages as well as a recovery of legal expenses incurred on the collection efforts of this loan.
Interest income that would have been recorded for the year ended December 31, 2017 and the year ended December 31, 2016 had non-accrual loans been current according to their original terms, amounted to approximately $66,000 and $86,000, respectively. Interest income of  $369,000 and $1.1 million related to non-accrual loans was included in interest income for the years ended December 31, 2017 and 2016, respectively.
At December 31, 2016 and 2017, we had no other real estate owned.
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
The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.
	At December 31,
(In thousands)	2017	2016
Special mention assets	$2,296	$3,251
Substandard assets	5,632	6,078
Total criticized and classified assets	$7,928	$9,329

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are other real estate owned properties of  $0 at December 31, 2017 and 2016.

At December 31, 2017, our five largest classified asset lending relationships totaled $4.6 million, which represented 58.6% of classified assets. Of our remaining classified assets, none had a book value in excess of $500,000. At December 31, 2017, our five largest classified asset lending relationships consisted of the following:
•
A $1.1 million lending relationship which consists of three loans with one person having common ownership in each of these loans. The three loans are classified as special mention. One loan in the amount of  $753,000 has remained current. The other two loans have matured and the customer is in the process of refinancing loan with a different financial institution.

•
A $1.1 million construction loan secured by a single family home in Ocean City, Maryland. As of December 31, 2017 the borrower has kept the loan current on an ongoing basis;

•
A $1.0 million relationship consisting of two loans served by land and the improvements thereon consisting of two homes, a commercial building and a marina with boat slips;

•
A $830,000 relationship consisting of two loans secured by a church in Baltimore City (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship);

•
A $631,000 lending relationship secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay (see “— Analysis of Non-performing and Classified Assets” for additional information regarding this lending relationship).

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.
	At December 31,
	2017				2016
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential, home equity lines of credit and consumer	5	$115	7	$579	14	$1,341	13	$681
Non-residential							1	103
Construction and land	—	—	2	631	3	1,792
Total	5	$115	9	$1,210	17	$3,133	14	$790(1)

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
Unallocated Allowance.   Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of December 31, 2017, we had approximately $155,000 of unallocated reserves as compared to $265,000 as of December 31, 2016.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2017			2016
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential and home equity lines of credit	$1,043	80.98%	82.42%	$973	79.89%	86.36%
Non-residential	158	12.27	13.76	158	12.97	7.89
Construction and land	87	6.75	3.38	87	7.14	5.73
Consumer	—	—	.44	—	—	.02
Total	$1,288	100.00%	100.00%	$1,218	100.00%	100.00%

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
Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	Year Ended December 31,
(Dollars in thousands)	2017	2016
Allowance at beginning of period	$1,218	$1,561
Charge-offs:
Residential, home equity lines of credit and consumer	(85)	(4)
Non-residential	(81)	—
Construction and land loans	—	(81)
Total charge-offs	(166)	(85)
Recoveries:
Residential, home equity lines of credit and consumer	105	—
Non-residential	—	—
Construction and land loans	131	—
Total recoveries	236	—
Net recoveries (charge-offs)	70	(85)
(Reversal) Provision for loan losses	—	(258)
Allowance at end of period	$1,288	$1,218
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	33.97%	22.39%
Allowance for loan losses to total loans at end of period	1.34%	1.37%
Net charge-offs to average loans outstanding during the period	0.00%	.11%

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that Madison Bank of Maryland will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows. Impaired loans totaled $4.4 million as of December 31, 2017 and were comprised of the following: 7 loans ($872,000) that were 90 days or more delinquent and 27 loans ($3.6 million) that were less than 90 days delinquent. See note 3 of notes to consolidated financial statements.
We measure an impaired loan for loss in the following ways:
•
Collateral dependent loans are measured for loss at the point the loan becomes 90 to 120 days delinquent or at maturity if an extension is requested. We obtain a third party appraisal or other type of valuation such as from the Freddie mac Automated Valuation Model to determine the fair market value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly. Subsequently, these loans are re-evaluated at least quarterly by obtaining an updated third party valuation to determine if there should be any further loss recognition.

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

During the years ended December 31, 2017 and 2016, we had net recoveries totaling $70,000 and charge-offs of  $85,000, respectively.
Interest Rate Risk Management.   We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by originating fixed-rate loans with shorter maturities and adjusting our investment portfolio mix and duration. Specifically, while we do not originate adjustable-rate residential mortgage loans, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of residential fixed-rate loans with seven-to 15-year terms. At December 31, 2017, we also had $250,000 of interest-bearing deposits in other banks that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.
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

Net Interest Income Analysis.   The Bank analyzes its sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. These analyses assess the risk of loss in net interest income in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2017 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$3,115	(11.9)%
+300	$3,254	(7.9)%
+200	$3,397	(3.9)%
+100	$3,523	(0.3)%
Level	$3,534	—
-100	$3,345	(5.3)%

(1)
The calculated changes assume an immediate shock of the static yield curve.

The decline in net interest income during year 1 in each of these scenarios is caused by our liabilities repricing faster than our assets. In addition to immediate rate shocks, the Bank also analyzes different rate environments such as a more gradual rate increase. In a gradual rate 200 basis point increase environment, the analysis shows net interest income decreasing by $69,000 to $3,465,000 as this gradual increase has less effect on our interest bearing liabilities.
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

Rate Shift(1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$12,440	(54.9)%
+300	$16,092	(41.6)%
+200	$20,455	(25.8)%
+100	$24,456	(11.3)%
Level	$27,565	—
-100	$27,844	1.0%

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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $8.0 million. Securities classified as available-for-sale, amounting to $16.6 million at December 31, 2017, provide an additional source of liquidity. In addition, at December 31, 2017, we had the ability to borrow a total of approximately $34.4 million from the Federal Home Loan Bank of Atlanta. At December 31, 2017, we had $13.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at December 31, 2017.
At December 31, 2017, we had $680,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2017 totaled $35.4 million, or 54.1% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following table represents our contractual obligations as of December 31, 2017.
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual obligations:
Certificates of deposit	$65,567	$35,440	$18,640	$11,487	$—
Operating lease obligations	456	108	197	151	—
Federal Home Loan Bank of Atlanta advances and other borrowings	13,000	8,000	—	—	5,000
Severance Payments	236	128	108	—	—
Post-retirement benefits	207	21	42	42	102
Total	$79,466	$43,697	$18,987	$11,680	$5,102

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
Financing and Investing Activities
Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Federal Banking Regulation — Capital Requirements,” and note 12 of the Notes to Consolidated Financial Statements.
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
For the years ended December 31, 2017 and 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.
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
(c)
Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
None.

PART III
Item 10.    Directors and Executive Officers of the Registrant
Board of Directors
For information concerning MB Bancorp’s Board of Directors, the information contained under the section captioned “Items to be Voted on by Shareholders — Item 1 — Election of Directors” in MB Bancorp’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Equity for the Years Ended December 31, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements
(b) Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Two-Year Change in Control Agreement between Madison Bank of Maryland and Philip P. Phillips +(2)
10.2	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick +(3)
10.3	Two-Year Change in Control Agreement between Madison Bank of Maryland and John M. Wright +(4)
10.4	MB Bancorp, Inc. 2016 Equity Incentive Plan +(5)
10.5	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Phil Phillips effective January 2017.(6)
10.6	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and John M. Wright effective January 2017.(6)
10.7	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Lisa M. McGuire-Dick effective January 2017.(6)
10.8	Director Emeritus Plan(6)
10.9	Standstill Agreement, dated February 20, 2018, by and among, MB Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Corissa J. Briglia(7)
10.10	Standstill Agreement, dated February 20, 2018, by and between, MB Bancorp, Inc. and Jeffrey Thorp(7)
21.1	Subsidiaries
23.1	Consent of TGM Group LLC
23.2	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

No.	Description
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

+
Management contract or compensatory agreement or arrangement.

(1)
Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-198700), as amended, initially filed with the Securities and Exchange Commission on September 12, 2014.

(2)
Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 (File No. 000-55341).

(3)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2014 (File No. 000-55341).

(4)
Incorporated herein by reference to the Company Form 8-K filed with the Securities and Exchange Commission on December 23, 2016 (File No. 000-55341).

(5)
Incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 19, 2016.

(6)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2016 (File No. 000-55341).

(7)
Incorporated herein by reference to the Company Form 8-K filed with the Securities and Exchange Commission on February 21, 2018 (File No. 000-55341).

(c) Financial Statement Schedules.   All schedules for which this provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.
Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MB BANCORP, INC.
March 13, 2018	By:	/s/ Philip P. Phillips
Philip P. Phillips President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Philip P. Phillips Philip P. Phillips	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2018
/s/ John M. Wright John M. Wright	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2018
/s/ Douglas S. Wilson Douglas S. Wilson	Chairman of the Board	March 13, 2018
/s/ David A. Klunk David A. Klunk	Director	March 13, 2018
/s/ Michael Nobile Michael Nobile	Director	March 13, 2018
/s/ Randall S. Pace Randall S. Pace	Director	March 13, 2018
/s/ Nicole N. Glaeser Nicole N. Glaeser	Director	March 13, 2018
/s/ Louis J. Vigliotti Louis J. Vigliotti	Director	March 13, 2018

Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
MB Bancorp, Inc. and Subsidiaries
Forest Hill, Maryland
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of MB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Prior Period Financial Statements
The consolidated financial statements of MB Bancorp, Inc. and Subsidiaries as of December 31, 2016, were audited by other auditors whose report dated March 30, 2017, expressed an unqualified opinion on those statements.
We have served as the Company’s auditor since 2017.
Salisbury, Maryland
March 5, 2018

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	As of December 31, 2017	As of December 31, 2016
(Dollars in thousands)
Cash and due from banks	$6,603	$5,399
Interest bearing deposits in other banks	1,362	3,868
Total cash and cash equivalents	7,965	9,267
Other interest-bearing deposits in other banks	1,245	7,222
Investment securities available-for-sale – at fair value	16,605	3,698
Investment securities held to maturity – amortized cost	17,410	18,818
Loans, net of unearned fees	95,053	87,248
Less allowance for loan losses	(1,288)	(1,218)
Loans, net	93,765	86,030
Real estate ground rents	822	829
Less allowance for credit losses	(141)	(141)
Ground rents, net	681	688
Federal Home Loan Bank stock, at cost	754	418
Property and equipment – net	3,664	3,677
Deferred income taxes	—	—
Bank-owned life insurance	4,574	931
Accrued interest receivable and other assets	668	562
TOTAL ASSETS	$147,331	$131,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$103,308	$93,015
Federal Home Loan Bank advances	13,000	7,000
Deferred compensation liability	159	170
Accounts payable and other liabilities	504	802
Total liabilities	116,971	100,987
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,940,200 and 1,902,900 shares at December 31, 2017 and December 31, 2016, respectively	19	19
Additional paid-in capital	18,135	18,132
Retained earnings – substantially restricted	13,780	13,770
Accumulated other comprehensive loss	(229)	(139)
Unearned ESOP shares	(1,345)	(1,458)
Total stockholders’ equity	30,360	30,324
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$147,331	$131,311

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands, except per share amount)	2017	2016
INTEREST INCOME:
Interest and fees on loans	$3,423	$3,735
Interest on federal funds sold and other investments	78	135
Interest and dividends on investment securities	882	672
Total interest income	4,383	4,542
INTEREST EXPENSE:
Interest on deposits	816	769
Interest on short-term borrowings	69	1
Interest on long term borrowings	51	435
Total interest expense	936	1,205
NET INTEREST INCOME	3,447	3,337
(REVERSAL) PROVISION FOR LOAN LOSSES	—	(258)
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	3,447	3,595
NON-INTEREST INCOME:
Service charges on deposit accounts	15	10
Fees and charges on loans	39	35
Increase in cash surrender value of life insurance	163	35
Gain on investment securities	57	—
Loss on early extinguishment of debt	—	(140)
Ground rent fees	41	43
Other income	44	56
Total non-interest income	359	39
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,115	2,811
Occupancy expenses	433	398
Furniture and equipment expenses	41	42
Legal and professional expenses	320	414
Data processing and other outside services	322	292
FDIC insurance premiums	20	76
Advertising and marketing related expenses	9	30
Provision for loss on other real estate owned	—	—
Other expenses	473	551
Total non-interest expenses	3,733	4,614
INCOME (LOSS) BEFORE INCOME TAXES	73	(980)
INCOME TAX EXPENSE	—	771
NET INCOME (LOSS)	$73	$(1,751)
Basic earnings per share	$0.04	$(0.96)
Diluted earnings per share	$0.04	$(0.96)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	For the Years Ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
NET INCOME (Loss)	$73	$(1,751)
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) during the period	(90)	(128)
Reclassification of gain included in period	(57)	—
Unrealized gains (losses) during the period	(147)	(128)
Income taxes on unrealized gains (losses) during the period	—	—
	(147)	(128)
COMPREHENSIVE Income (loss)	$(74)	$(1,879)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES AT JANUARY 1, 2016	$21	$20,158	$16,284	$(1,571)	$(11)	$34,881
Net loss	—	—	(1,751)	—	—	(1,751)
Net unrealized loss on available-for sale securities, net of tax of $0	—	—	—	—	(128)	(128)
Stock-based compensation	—	26	—	113	—	139
Repurchase of shares	(2)	(2,052)	(763)	—	—	(2,817)
BALANCES AT DECEMBER 31, 2016	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net income	—	—	73	—	—	73
Net unrealized loss on available-for sale securities, net of tax of $0	—	—	—	—	(90)	(90)
Stock-based compensation	—	124	—	113	—	237
Repurchase of shares	—	(121)	(63)	—	—	(184)
BALANCES AT DECEMBER 31, 2017	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73	$(1,751)
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation expense	132	133
Increase in cash surrender value of life insurance	(143)	(35)
Net amortization/accretion of premiums and discounts	69	(40)
Provision for loan losses	—	(258)
Reversal for ground rent losses	—	(8)
Deferred income tax benefits, net	—	786
Non-cash compensation under stock-based benefit plan	237	139
Increase in accrued interest and other assets	(106)	(19)
Gain on sale of investment securities	(57)	—
Loss on early extinguishment of debt	—	140
Decrease in deferred compensation liability	(11)	(76)
(Decrease) increase in accounts payable and other liabilities	(298)	432
Net cash used in operating activities	(104)	(557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	5,977	11,088
Purchase of available-for-sale investments	(15,971)	(2,499)
Proceeds from calls/repayments of available-for-sale investments	1,599	7,185
Proceeds from sale of available for sale securities	1,359	—
Purchase of held-to-maturity investments	(1,732)	(31,596)
Proceeds from maturity/repayments of held-to-maturity investments	3,144	21,938
(Increase) decrease in loans, net	(7,735)	7,353
Proceeds from sale of ground rents	7	15
Purchase of bank-owned life insurance	(3,500)	—
Purchase of property, plant and equipment	(119)	(17)
Redemption of Federal Home Loan Bank stock	(336)	270
Net cash provided by (used in) investing activities	(17,307)	13,737
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$10,293	$323
Federal Home Loan Bank advances	52,000	7,000
Federal Home Loan Bank repayments	(46,000)	(12,140)
Repurchase of common stock	(184)	(2,817)
Net cash used in financing activities	16,109	(7,634)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,302)	5,546
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	9,267	3,721
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,965	$9,267
Supplemental cash flow information:
Interest paid	$922	1,267
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
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

Credit Risk
The Company has unsecured deposits with several other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”).
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
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2017 and 2016, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $822,000 and $829,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2017 and 2016, the Company had $141,000 and $141,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.
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
Income Taxes
The Bank uses the liability method of accounting for income taxes. Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse. Deferred income taxes are recognized when it is deemed more likely than not that the benefits of such deferred income taxes will be realized. The Bank recognizes interest and/or penalties related to income tax matters in income tax expense. Tax years subsequent to December 31, 2014 remain subject to examination by Federal and State of Maryland jurisdictions.
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
Recognition of Deferred Tax Valuation Allowance
During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of December 31, 2017, management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets.
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
Financial Statement Presentation
Certain amounts in the prior years’ financial statements have been reclassified to conform to the correct year’s presentation.

2.
INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(55)	$945
Municipal Securities	499	—	(2)	497
Mortgage-backed securities	15,334	—	(171)	15,163
Total investments available-for-sale	$16,833	$—	$(228)	$16,605

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(67)	$933
Mortgage-backed securities	$2,837	10	(82)	2,765
Total investments available-for-sale	$3,837	$10	$(149)	$3,698

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:
	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$12,500	$—	$(424)	$12,076
Mortgage backed securities	4,910	106	(84)	4,932
Total investments held-to-maturity	$17,410	$106	$(508)	$17,008

	December 31, 2016
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$12,500	$—	$(612)	$11,888
Mortgage backed securities	6,318	183	(118)	6,383
Total investments held-to-maturity	$18,818	$183	$(730)	$18,271

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2017 and 2016 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At December 31, 2017 and 2016, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.
The Bank realized gains of  $57,000 on sale of investment securities for the year ended December 31, 2017. There were no sales of investment securities for the year ended December 31, 2016. Proceeds from sales of available for sale securities totaled $1.4 million for the year ended December 31, 2017 with realized gains of  $23,000. During the year ended December 31, 2017, the Bank also sold held-to-maturity securities which has a substantial (greater than 85%) portion of the principal paid prior to the sale of the security thus not tainting the remaining held-to-maturity portfolio. Proceeds from sales of held-to-maturity securities totaled $701,000 for the year ended December 31, 2017 with realized gains of  $34,000.
	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,443	$(117)	$4,499	$(138)	$17,942	$(255)
Municipal Securities	497	(2)			497	(2)
U.S. Government securities	987	(13)	12,034	(466)	13,021	(479)
Total temporarily impaired securities	$14,927	$(132)	$16,533	$(604)	$31,460	$(736)

	December 31, 2016
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$5,369	$(200)	$—	$—	$5,369	$(200)
Government securities	12,821	(679)	—	—	12,821	(679)
Total temporarily impaired securities	$18,190	$(879)	$—	$—	$18,190	$(879)

The scheduled maturities of debt securities at December 31, 2017 were as follows:
	Amortized Cost	Fair Value
	(in thousands)	(in thousands)
Due over one year through five years	$1,000	$987
Due over five years through ten years	4,000	3,875
Due after ten years	8,999	8,656
Mortgage-backed securities	20,244	20,095
Total	$34,243	$33,613

3.
LOANS RECEIVABLE

Loans receivable consist of the following:
(Dollars in thousands)	December 31, 2017	December 31, 2016
Secured by real estate:
Residential:
One-to four-family	$74,266	$71,266
Multi-family	1,243	2,038
Total	75,509	73,304
Non-residential	13,183	7,021
Construction and land loans	3,240	5,104
Home equity line of credit (“HELOC”)	3,471	3,473
Consumer and other loans:
Loans to depositors, secured by savings, &C&I	424	18
	95,827	88,920
Add:
Net discount on purchased loans	1	10
Unamortized net deferred costs	41	16
Less:
Undisbursed portion of construction loans	(741)	(1,650)
Unearned net loan origination fees	(75)	(48)
Less allowance for loan losses	(1,288)	(1,218)
Loans receivable, net	$93,765	$86,030

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

Losses on non-modified loans are charged-off in the month the loss is measured. Non-modified loans are measured for loss at the point the loan becomes 90 to 120 days delinquent or at maturity if an extension is requested. We obtain a third party appraisal to determine the fair value of the collateral. We measure these loans for loss by using the fair value of collateral less disposition costs method and if any loss is determined it is charged off directly. Subsequently, these loans are re-evaluated at least quarterly by obtaining an updated third party appraisal or other valuations such as from the Freddie Mac Automated Valuation Model to determine if there should be any further loss recognition.
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

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$—	$1,218
Charge-offs	(85)	(81)	—	—	(166)
Recoveries	105	—	131	—	236
Provisions (Reversal)	50	81	(131)	—	—
Ending balance	$1,043	$158	$87	$—	$1,288
Allowance for loan losses: Ending balance: individually evaluated for impairment	$30	$—	$—	$—	$30
Ending balance: collectively evaluated for impairment	$1,013	$158	$87	$—	$1,258
Loans:
Ending balance: individually evaluated for impairment	$2,179	$1,154	$1,094	$—	$4,427
Ending balance: collectively evaluated for impairment	$77,225	$12,029	$2,146	$—	$91,400

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Unallocated	Total
Allowance for loan losses:
Beginning balance	$960	$194	$157	$250	$1,561
Charge-offs	(4)	—	(81)	—	(85)
Recoveries	—	—	—	—	—
Provisions (Reversal)	17	(36)	11	(250)	(258)
Ending balance	$973	$158	$87	$—	$1,218
Allowance for loan losses: Ending balance: individually evaluated for impairment	$38	$—	$—	$—	$38
Ending balance: collectively evaluated for impairment	$935	$158	$87	$—	$1,180
Loans:
Ending balance: individually evaluated for impairment	$3,772	$1,451	$2,346	$—	$7,569
Ending balance: collectively evaluated for impairment	$73,023	$5,570	$2,758	$—	$81,351

Credit risk profile by internally assigned classification as of December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$74,808	$11,181	$1,910	$87,899
Special mention	2,060	—	236	2,296
Substandard	2,536	2,002	1,094	5,632
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$79,404	$13,183	$3,240	$95,827

Credit risk profile by internally assigned classification as of December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$71,147	$5,653	$2,791	$79,591
Special mention	3,005	159	87	3,251
Substandard	2,643	1,209	2,226	6,078
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$76,795	$7,021	$5,104	$88,920

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

Impaired loans as of and for the year ended December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,823	$1,154	$1,094	$4,071
Unpaid principal balance	2,421	2,026	2,137	6,584
Average recorded investment, for the twelve months ended December 31, 2017	2,511	1,468	1,310	5,289
Interest income recognized	179	92	41	312
Interest income foregone	8	4	53	65
With an allowance recorded:
Recorded investment	356	—	—	356
Unpaid principal balance	357	—	—	357
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	354	—	—	354
Interest income recognized	57	—	—	57
Interest income foregone	—	—	—	—
Total
Recorded investment	2,179	1,154	1,094	4,427
Unpaid principal balance	2,778	2,026	2,137	6,941
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	2,865	1,468	1,310	5,643
Interest income recognized	236	92	41	369
Interest income foregone	8	4	53	65

Impaired loans as of and for the year ended December 31, 2016 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,633	$1,451	$2,346	$6,430
Unpaid principal balance	2,971	1,665	3,512	8,148
Average recorded investment, for the twelve months ended December 31, 2016	2,522	1,353	2,309	6,184
Interest income recognized	166	45	122	333
Interest income foregone	11	18	7	36
With an allowance recorded:
Recorded investment	1,139	—	—	1,139
Unpaid principal balance	1,140	—	—	1,140
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	1,151	—	—	1,151
Interest income recognized	792	—	—	792
Interest income foregone	50	—	—	50
Total
Recorded investment	3,772	1,451	2,346	7,569
Unpaid principal balance	4,111	1,665	3,512	9,288
Related allowance	38	—	—	38
Average recorded investment, for the twelve months ended December 31, 2016	3,673	1,353	2,309	7,335
Interest income recognized	958	45	122	1,125
Interest income foregone	61	18	7	86
An aged analysis of past due loans as of December 31, 2017 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, C&I, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$78,710	$13,183	$2,609	$94,502
30 – 59 days past due	115	—	—	115
60 – 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	341	—	—	341
Greater than 90 days past due	238	—	631	869
Total past due	694	—	631	1,325
Total	$79,404	$13,183	$3,240	$95,827

An aged analysis of past due loans as of December 31, 2016 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$74,773	$6,912	$3,312	$84,997
30 – 59 days past due	908	—	1,792	2,700
60 – 89 days past due	433	—	—	433
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	681	109	—	790
Total past due	2,022	109	1,792	3,923
Total	$76,795	$7,021	$5,104	$88,920

Non-performing loans as of December 31, 2017 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$427	$—	$649	$1,076
Other non-accrual loans	430	74	—	504
Total non-accrual loans	857	74	649	1,580
Accruing troubled debt restructured loans	1,059	1,153	—	2,212
Total	$1,916	$1,227	$649	$3,792

Non-performing loans as of December 31, 2016 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$565	$1,020	$33	$1,618
Other non-accrual loans	541	—	—	541
Total non-accrual loans	1,106	1,020	33	2,159
Accruing troubled debt restructured loans	1,172	348	1,760	3,280
Total	$2,278	$1,368	$1,793	$5,439

Troubled debt restructurings (“TDRs”) are modifications of loans to assist borrowers who are unable to meet the original terms of their loans, in an effort to minimize the potential loss on the loan. Modifications of the loan terms includes but is not necessarily limited to: reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive payments under the restructured terms. TDR loans that are in compliance with their modified terms and have made at least six consecutive payments under the restructured terms are included in accruing TDR loans.

The following includes loans modified as troubled debt restructurings during the year ended December 31, 2017.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	1	$156	$156
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	1	$156	$156

The following includes loans modified as troubled debt restructurings during the year ended December  31, 2016.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	2	$347	$347
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	2	$347	$347

During the years ended December 31, 2017 and 2016, no loans classified as troubled debt restructurings subsequently defaulted.
Loans serviced by the Bank for the benefit of others totaled $401,000 and $422,000 at December 31, 2017 and 2016, respectively.
Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $5,000 and $0 as of December 31, 2017 and 2016.
4.
PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classification as follows at:
(Dollars in thousands)	December 31, 2017	December 31, 2016
Land	$1,018	$1,018
Buildings	4,398	4,346
Furniture, fixtures and equipment	1,021	983
	6,437	6,347
Less accumulated depreciation and amortization	2,773	2,670
Total property and equipment	$3,664	$3,677

Depreciation expense for the years ended December 31, 2017 and 2016 was $132,000 and $133,000, respectively.

The Bank is obligated under long-term operating leases for one of its branches. Rental expense under these agreements was approximately $90,000 and $92,000 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, the minimum rental commitments under the non-cancelable operating leases are as follows:
Year Ending December 31:
2018	82,366
2019	84,837
2020	87,383
2021	90,004
2022	61,346
$405,936

5.
OTHER REAL ESTATE OWNED

The balance in other real estate owned at December 31, 2017 and 2016 was $0.
The activity in residential other real estate owned is as follows:
(Dollars in thousands)	December 31, 2017	December 31, 2016
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.
DEPOSITS

Deposits are summarized as follows:
(Dollars in thousands)	December 31, 2017	December 31, 2016
Non-interest-bearing deposits	$1,542	$1,415
NOW and Money market	21,481	21,241
Savings	14,718	13,811
Certificates of deposit	65,567	56,548
Total deposits	$103,308	$93,015

The aggregate amount of time deposits in denominations of  $250,000 or more as of December 31, 2017 and 2016 was $3,165,000 and $2,724,000, respectively. Deposit amounts in excess of  $250,000 generally are not insured by the Federal Deposit Insurance Corporation.
At December 31, 2017, the schedule maturities of certificates of deposit are as follows:
(Dollars in thousands)
2018	$35,440
2019	11,309
2020	7,331
2021	7,527
2022	3,960
Total	$65,567

Executive officers’ and directors’ deposits were $330,000 and $237,000 at December 31, 2017 and 2016, respectively.
7.
INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:
(Dollars in thousands)	December 31, 2017	December 31, 2016
Deferred tax assets:
Deferred loan fees and costs, net	$9	$12
Allowance for credit losses	355	481
Deferred compensation	44	67
Severance payments	60	170
Restricted stock awards	14	2
Allowance for ground rents	39	56
Allowance for delinquent mortgage interest	101	141
Contribution carryforward	2	2
Net operating loss carryforward	1,354	1,831
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	1,978	2,762
Valuation allowance	(1,883)	(2,608)
Deferred tax assets after valuation allowance	95	154
Deferred tax liabilities:
Depreciation	95	130
ESOP	—	24
Total deferred tax liabilities	95	154
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.
The provision for income taxes is comprised of the following:
	Year Ended December 31
(Dollars in thousands)	2017	2016
Tax expense (benefit):
Current federal and state	$—	$(15)
Deferred tax	—	786
Total	$—	$771

A reconciliation of the provision for income taxes at the statutory federal tax rates to the Bank’s actual provision for income taxes is as follows:
	12 Months Ended December 31, 2017	12 Months Ended December 31, 2016
Computed at federal statutory rates	34.0%	(34.0)%
State income taxes, net of federal tax benefit	0.0	0.0
Bank-owned life insurance income	(76.0)	(1.2)
Nondeductibles	13.1	0.9
Valuation allowance	2.4	111.7
Other	26.6	1.3
Total	0.0%	78.7%

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law which, among other items, reduced the corporate tax rate from a graduated set of rates with a maximum of 35% to a flat 21% beginning with taxable years starting after December 31, 2017. As required under ASC Topic 740, the Bank re-measured its deferred income tax assets and liabilities for temporary differences from the current corporate tax rate to the new corporate tax rate of 21% as of December 31, 2017. Since we have a full valuation allowance on our deferred income tax assets, there was no cumulative adjustment recognized in income tax expense from continuing operations as a discrete item in the period that included the enactment date, December 31, 2017. Beginning in 2018 the Company’s federal statutory tax rate will be 21%.
The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.
At December 31, 2017, the Bank had approximately $4,700,000 in federal and state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2033. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.
Valuation allowance for deferred taxes for the years ended December 31, 2017 and 2016 is as follows:
(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2016	$(1,442)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(1,166)
Balance of December 31, 2016	$(2,608)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	725
Balance of December 31, 2017	$(1,883)

As of December 31, 2016 and December 31, 2017, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan, which included the ability to raise capital through the proposed public stock offering; additional expenses expected to be incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the entire deferred tax asset.
8.
FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31, 2017 consisted of a Convertible advance and fixed rate advances whereas all Federal Home Loan Bank advances at December 31, 2016 were fixed rate advances. At December 31, 2017, there was a $5,000,000 Convertible advance at a rate of 1.10% with a maturity date of October 6, 2027. On October 6, 2018, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty.

Fixed-rate borrowings from the Federal Home Loan Bank are as follows:
(Dollars in thousands)	Interest Rate	December 31, 2017	December 31, 2016
January 20, 2017	0.61	—	6,000
February 27, 2017	4.397	—	1,000
March 12, 2018	1.46	4,000	—
December 14, 2018	1.41	4,000	—
		$8,000	$7,000

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.
The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of December 31, 2017 and 2016, there was nothing outstanding on the credit facility.
9.
RETIREMENT PLANS

In 2005, the Bank instituted a 401(k) Plan covering substantially all of its employees. The Bank recorded expense of  $11,000 and $45,000 for the years ended December 31, 2017 and December 31, 2016, respectively. The amounts contributed to the 401(k) were included in expense for the periods reported. For the year ended December 31, 2017, the Board of Directors authorized a 3% matching contribution whereas for the year ended December 31, 2016, the Board of Directors authorized a 3% Safe harbor contribution. The Board may also authorize a discretionary profit sharing contribution, but has not done so since 2005.
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
The ESOP purchased 169,280 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a fifteen (15) year loan from the Company. The outstanding loan principal balance was $1.3 million and $1.5 million at December 31, 2017 and 2016, respectively. The Bank makes annual contributions to the ESOP equal to the principal and interest due on the loan. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest in their ESOP allocations at the rate of 20% per year over a five-year period. However, in connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. During the year ended December 31, 2017, 2,218 shares were distributed from the ESOP to former employees. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.
The ESOP compensation expense for the years ended December 31, 2017 and 2016 was $171,000 and $150,000, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service.

The ESOP shares were as follows as of December 31, 2017 and 2016:
(Dollars in thousands, except per share amount)	December 31, 2017	December 31, 2016
Shares released and allocated	32,577	23,510
Unearned shares	134,485	145,770
	167,062	169,280
Fair value of unearned shares	$2,381	$2,157

11.
STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan”). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2017, there were 52,500 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.
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
A summary of changes in the Company’s nonvested shares for the years ended December 31, 2016 and December 31, 2017 are as follows:
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2016	—	$—
Granted	2,500	13.40
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2016	2,500	$13.40
Nonvested at January 1, 2017	2,500	$13.40
Granted	50,000	15.29
Vested	1,250	13.40
Forfeited	—	—
Nonvested at December 31, 2017	51,250	$15.24
Fair Value of shares vested	$19,688

The following table outlines the vesting schedule of the nonvested restricted stock awards as of December 31, 2017:
Year Ending December 31,	Number of restricted shares
2018	11,250
2019	10,000
2020	10,000
2021	10,000
2022	10,000
51,250

The Company recorded restricted stock awards expense of  $65,168 for the year ended December 31, 2017. As of December 31, 2017, there was $728,644 of total unrecognized compensation cost related to nonvested shares granted under the 2016 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.75 years.
12.
RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2017 and 2016:
(Dollars in thousands)	12 Months Ended December 31, 2017	12 Months Ended December 31, 2016
Balance at beginning of period	$765	$923
Additions	181	—
Repayments	(33)	(38)
Change in status	—	(120)
Balance at end of period	$913	$765

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2017 and 2016 that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2017, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the December 31, 2017 and 2016 financial statements and the current capital requirements:
	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Capitalized Under the Prompt Corrective Action Provisions		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2017:
Total risk-based capital (to risk-weighted assets)	$24,934	32.58%	$7,078	9.25%	$7,653	10.00%
Tier I capital (to risk-weighted assets)	23,974	31.33	5,548	7.25	6,122	8.00
Tier I capital (to adjusted total assets)	23,974	16.55	5,795	4.00	7,243	5.00
Common equity tier 1 capital (to risk weighted assets)	23,974	31.33	4,400	5.75	4,974	6.50
As of December 31, 2016:
Total risk-based capital (to risk-weighted assets)	$24,359	37.47%	$5,606	8.625%	6,501	10.00%
Tier I capital (to risk-weighted assets)	23,541	36.22	4,306	6.625	5,200	8.00
Tier I capital (to adjusted total assets)	23,541	17.44	5,400	44.00	6,749	5.00
Common equity tier 1 capital (to risk weighted assets)	23,541	36.22	3,331	5.125	4,225	6.50
The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.
(Dollars in thousands)	December 31, 2017	December 31, 2016
Total Company equity capital	$30,360	$30,324
LESS: Parent Only Equity	6,615	6,922
LESS: Net unrealized (losses) gains on available-for-sale securities	(229)	(139)
Tier 1 Capital	$23,974	$23,541
Tier 1 Capital	$23,974	$23,541
Allowance for loan and lease losses includible in Tier 2 capital	960	818
Total risk-based capital	$24,934	$24,359

14.
OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive gains and losses for the years ended December 31, 2017 and 2016.
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2017
Net unrealized loss on securities available-for-sale	$(90)	$—	$(90)
Other Comprehensive Loss	$(90)	$—	$(90)
Year Ended December 31, 2016
Net unrealized loss on securities available-for-sale	$(128)	$—	$(128)
Other Comprehensive Loss	$(128)	$—	$(128)

The following table presents the changes in each components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2017 and 2016.
	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2017
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive loss	(90)	(90)
Balance at End of Period	$(229)	$(229)

	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2016
Balance at Beginning of Year	$(11)	$(11)
Other comprehensive loss	(128)	(128)
Balance at End of Period	$(139)	$(139)

The following table presents the amount reclassified out of accumulated other comprehensive income:
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
(Dollars in thousands)	December 31, 2017	December 31, 2016
Redemption of Investment Securities Available-for-sale	$57	$—	Realized gain on redemption of investment securities
	—	—	Provision for Income Tax
	$57	$—	Net of Tax
Total Reclassifications for the Period	$57	$—	Net of Tax

15.
EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2017 and 2016 are as follows:
	December 31, 2017
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$73	1,767,742	$0.04
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$73	1,767,742	$0.04

	December 31, 2016
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss available to shareholders	$(1,751)	1,816,933	$(0.96)
Diluted EPS
Effect of dilutive shares	—	—	—
Net loss available to shareholders	$(1,751)	1,816,933	$(0.96)

There were no common stock equivalents excluded from the December 31, 2017 and 2016 diluted earnings per share calculation.
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
17.
COMMITMENTS

At December 31, 2017 and 2016, the Bank had outstanding commitments of  $680,000 and $1.5 million to originate mortgage loans and $0 and $42,000 to originate home equity lines of credit loans, respectively. The rate on the home equity line of credit was 3.00% at December 31, 2017.

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
Loans.   The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2017 and December 31, 2016, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.
Assets measured at fair value on a recurring basis are included in the table below:
	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$945	$—	$945	$—	$—	$—
Municipal securities	497	—	497	—	—	—
Mortgage-backed securities:	15,163	—	15,163	—	—	—
Total assets measured at fair value on a recurring basis	$16,605	$—	$16,605	$—	$—	$—

	Fair Value Measurements at December 31, 2016 Using:
Description (Dollars in thousands)	Fair Value December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$933	$—	$933	$—	$—	$—
Mortgage-backed securities	2,765	—	2,765	—	—	—
Total assets measured at fair value on a recurring basis	$3,698	$—	$3,698	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:
	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,149	$—	$1,822	$327	$—	$—
Commercial	1,154	—	1,154	—	—	—
Land	1,094	—	1,094	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,397	$—	$4,070	$327	$—	$—

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rate of 3.875% discounted at contractual rates ranging from 5.25% to 6.00%.
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
In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at December 31, 2017 and 2016 are as follows:
(Dollars in thousands)	Carrying Value December 31, 2017	Fair Value December 31, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$6,603	$6,603	$—	$6,603	$—
Other interest bearing deposits in other banks	2,607	2,607	—	2,607	—
Investment securities	34,015	33,613	—	33,613	—
Federal Home Loan Bank stock	754	754	—	754	—
Loans, net	93,765	94,009	—	4,070	89,939
Bank owned life insurance	4,574	4,574	—	4,574	—
Accrued interest receivable	394	394	—	394	—
LIABILITIES
Deposits	$103,308	$99,719	$—	$—	$99,719
FHLB advances	13,000	12,978	—	—	12,978

(Dollars in thousands)	Carrying Value December 31, 2016	Fair Value December 31, 2016	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,399	$5,399	$—	$5,399	$—
Other interest bearing deposits in other banks	11,090	11,090	—	11,090	—
Investment securities	22,516	21,969	—	21,969	—
Federal Home Loan Bank stock	418	418	—	418	—
Loans, net	86,030	85,525	—	6,430	79,095
Bank owned life insurance	931	931	—	931	—
Accrued interest receivable	356	356	—	356	—
LIABILITIES
Deposits	$93,015	$90,912	$—	$—	$90,912
FHLB advances	7,000	7,005	—	—	7,005
The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2017 and 2016:
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
Impact of Recent Accounting Pronouncements
In January 2016, the FASB issued, ASU 2016-1, “No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” The updated guidance is effective for the Company on January 1, 2019 and will require transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the potential impact of ASU 2016-02 on our financial statements.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments — Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” which updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company on January 1, 2020, with early adoption permitted. The Company is currently assessing the potential impact of the new guidance on our consolidated financial statements.
In March 2017, the FASB issued ASU 2017-08, “Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20) — Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on our financial statements.
In May 2017, ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 35% to 21%. While the effect of such tax act will be tremendously beneficial in future years, it does have a negative impact on those corporate entities with deferred tax assets at December 31, 2017. The primary reason is that the tax law was enacted in 2017, a year prior to the effective date of 2018. The issue centers around deferred tax assets, a balance sheet account, which are simply future tax benefits arising from timing differences between financial statement expenses and tax return deductions. These deferred tax assets are values at enacted future corporate tax rates. Consequently, in 2017, corporations that had deferred tax assets were required to make a one-time adjustment to their income statement to write-down the deferred tax asset value reported on their balance sheets to reflect the lower future tax rates even though they would not receive the benefits of those lower rates until 2018 or later.
19.
PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for MB Bancorp, Inc. for the years ended December 31, 2017 and 2016.
CONDENSED BALANCE SHEET

ASSETS
(Dollars in thousands)	As of December 31, 2017	As of December 31, 2016
ASSETS:
Cash and due from banks	$4,804	$3,360
Other interest-bearing deposits in other banks	498	2,241
Loans receivable – ESOP	1,345	1,458
Investment in bank subsidiary	23,713	23,275
Other assets	—	1
TOTAL ASSETS	$30,360	$30,335
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other liabilities	$—	$11
Total liabilities	—	11
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,940,200 and 1,902,900 shares at December 31, 2017 and 2016, respectively	19	19
Additional paid-in capital	18,135	18,132
Retained earnings – substantially restricted	13,780	13,770
Accumulated other comprehensive (loss) income	(229)	(139)
Employee stock ownership plan	(1,345)	(1,458)
Total stockholders’ equity	30,360	30,324
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,360	$30,335

CONDENSED STATEMENT OF OPERATIONS
	For the Years Ended December 31,
(Dollars in thousands)	2017	2016
INCOME:
Interest on ESOP loan	$47	$51
Interest and dividends on investment securities	14	39
Total income	61	90
EXPENSE:
Interest on stock purchase refund	—	—
Salaries and employee benefits	9	11
Legal and professional expenses	60	77
Advertising and marketing related expenses	1	3
Other expenses	114	159
Total expenses	184	250
LOSS BEFORE EQUITY IN LOSS OF BANK SUBSIDIARY	(123)	(160)
Equity in net income (loss) of bank subsidiary	196	(1,591)
NET INCOME (LOSS)	$73	$(1,751)

CONDENSED STATEMENT OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$73	$(1,751)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Equity in undistributed net (income) loss	(196)	1,591
(Decrease) Increase in accrued interest and other assets	(94)	36
Decrease in accounts payable and other liabilities	(11)	16
Net cash used in operating activities	(228)	(108)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	1,743	3,726
Net decrease in loan-ESOP	113	113
Investment in bank subsidiary	—	—
Net cash provided by investing activities	1,856	3,839
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock	(184)	(2,817)
Purchase of Employee Stock Ownership Plan	—	—
Net cash used in financing activities	(184)	(2,817)
INCREASE IN CASH AND CASH EQUIVALENTS	1,444	914
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	3,360	2,446
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,804	$3,360
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—