Form 10-K/A
period 2017-12-31
MB Bancorp Inc
filed 2018-04-02
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
Commission file number: 000-55341
MB BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)
Maryland	47-1696350
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1920 Rock Spring Road, Forest Hill, Maryland	21050
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 420-9600
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Form 10-K/A
Explanatory Note
This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K of MB Bancorp, Inc. for the year ended December 31, 2017, filed with the Securities Exchange Commission on March 13, 2018 (the “Original Form 10-K”). The sole purpose of this Amendment is to file the Dixon Hughes Goodman LLP “Report of Independent Registered Public Accounting Firm” which was inadvertently omitted from our Original Form 10-K. No other changes have been made to the Original Form 10-K as previously filed.
In addition, as required by Rule 12b-15 under the Securities Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
This Amendment speaks as of the filing date of our Original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

PART II
Item 8.   Financial Statements and Supplementary Data
Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary
2

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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements
(b)   Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Two-Year Change in Control Agreement between Madison Bank of Maryland and Philip P. Phillips+(2)
10.2	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick+(3)
10.3	Two-Year Change in Control Agreement between Madison Bank of Maryland and John M. Wright+(4)
10.4	MB Bancorp, Inc. 2016 Equity Incentive Plan+(5)
10.5	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Phil Phillips effective January 2017.(6)
10.6	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and John M. Wright effective January 2017.(6)
10.7	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Lisa M. McGuire-Dick effective January 2017.(6)
10.8	Director Emeritus Plan(6)
10.9	Standstill Agreement, dated February 20, 2018, by and among, MB Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Corissa J. Briglia(7)
10.10	Standstill Agreement, dated February 20, 2018, by and between, MB Bancorp, Inc. and Jeffrey Thorp(7)
21.1	Subsidiaries*
23.1	Consent of TGM Group LLC
23.2	Consent of Dixon Hughes Goodman LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
3

No.	Description
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements*

*
Previously filed

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
4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MB BANCORP, INC.
April 2, 2018	By: /s/ Philip P. Phillips Philip P. Phillips President and Chief Executive Officer
5