Form 10-Q
period 2018-03-31
MB Bancorp Inc
filed 2018-05-11
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2018, there were 1,940,200 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	March 31,	December 31,
	2018	2017
(Dollars in thousands)	(unaudited)	(audited)

Assets:
Cash and due from banks	$3,905	$6,603
Interest bearing deposits in other banks	4,111	1,362
Total cash and cash equivalents	8,016	7,965

Other interest-bearing deposits in other banks	1,245	1,245
Investment securities available-for-sale – at fair value	15,696	16,605
Investment securities held to maturity – amortized cost	17,280	17,410

Loans, net of unearned fees	97,492	95,053
Less allowance for loan losses	(1,294)	(1,288)
Loans, net	96,198	93,765

Real estate ground rents	819	822
Less allowance for credit losses	(146)	(141)
Ground rents, net	673	681

Federal Home Loan Bank stock, at cost	855	754
Property and equipment – net	3,631	3,664
Deferred income taxes	—	—
Bank-owned life insurance	4,605	4,574
Accrued interest receivable and other assets	643	668
TOTAL ASSETS	$148,842	$147,331

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$101,028	$103,308
Federal Home Loan Bank advances	17,000	13,000
Deferred compensation liability	141	159
Accounts payable and other liabilities	545	504
Total liabilities	118,714	116,971

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,940,200 and 1,940,200 shares at March 31, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	18,196	18,135
Retained earnings - substantially restricted	13,758	13,780
Accumulated other comprehensive loss	(528)	(229)
Unearned ESOP shares	(1,317)	(1,345)
Total stockholders' equity	30,128	30,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,842	$147,331

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2018	2017
(Dollars in thousands, except per share amount)	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$949	$838
Interest on federal funds sold and other investments	15	24
Interest and dividends on investment securities	235	197
Total interest income	1,199	1,059

INTEREST EXPENSE:
Interest on deposits	232	193
Interest on short-term borrowings	17	14
Interest on long-term borrowings	28	7
Total interest expense	277	214

NET INTEREST INCOME	922	845

PROVISION FOR LOAN LOSSES	—	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	922	845

NON-INTEREST INCOME:
Service charges on deposit accounts	4	3
Fees and charges on loans	7	10
Increase in cash surrender value of life insurance	37	24
Gain on investment securities	—	16
Ground rent fees	10	12
Other income	11	28
Total non-interest income	69	93

NON-INTEREST EXPENSE:
Salaries and employee benefits	590	542
Occupancy expenses	102	114
Furniture and equipment expenses	11	9
Legal and professional expenses	103	115
Data processing and other outside services	82	75
FDIC insurance premiums	9	(6)
Advertising and marketing related expenses	2	3
Other expenses	114	117
Total non-interest expenses	1,013	969

LOSS BEFORE INCOME TAXES	(22)	(31)

INCOME TAX EXPENSE	—	—

NET LOSS	$(22)	$(31)

Basic loss per share	$(0.01)	$(0.02)

Diluted loss per share	$(0.01)	$(0.02)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
(Dollars in thousands)	(unaudited)

NET LOSS	$(22)	$(31)
OTHER COMPREHENSIVE LOSS ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized losses arising during the period	(299)	(22)
Reclassification of gain included in net income	—	(16)
Unrealized losses arising during the period	(299)	(38)
Income taxes on unrealized losses arising during the period	—	—
	(299)	(38)

COMPREHENSIVE LOSS	$(321)	$(69)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2018 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net loss	—	—	(31)	—	—	(31)
Net unrealized loss on available- for sale securities, net of taxes of $0	—	—	—	—	(22)	(22)
Stock - based compensation	—	18	—	28	—	46
Repurchase of shares	—	(101)	(54)	—	—	(155)
BALANCES AT MARCH 31, 2017	$19	$18,049	$13,685	$(1,430)	$(161)	$30,162

BALANCES AT JANUARY 1, 2018	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360
Net loss	—	—	(22)	—	—	(22)
Net unrealized loss on available- for sale securities, net of taxes of $0	—	—	—	—	(299)	(299)
Stock - based compensation	—	61	—	28	—	89
BALANCES AT MARCH 31, 2018	$19	$18,196	$13,758	$(1,317)	$(528)	$30,128

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,	March 31,
	2018	2017
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22)	$(31)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation expense	33	31
Increase in cash surrender value of life insurance	(31)	(24)
Net amortization/accretion of premiums and discounts	21	7
Non-cash compensation under stock-based benefit plan	89	46
Decrease (increase) in accrued interest and other assets	25	(14)
Gain on sale of investment securities	—	(16)
Decrease in deferred compensation liability	(18)	(17)
(Decrease) increase in accounts payable and other liabilities	49	(113)
Net cash provided by (used in) operating activities	146	(131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	—	1,494
Purchase of available-for-sale securities	—	(9,677)
Proceeds from calls/repayments of available-for-sale investments	587	122
Proceeds from sale of available-for-sale securities	—	312
Purchase of held-to-maturity investments	—	(1,732)
Proceeds from maturity/repayments of held-to-maturity investments	132	2,086
Net (increase) decrease in loans	(2,433)	2,776
Purchase of bank-owned life insurance	—	(3,500)
Purchase of property, plant and equipment	—	(56)
Redemption of Federal Home Loan Bank stock	(101)	(208)
Net cash used in investing activities	(1,815)	(8,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(2,280)	4,726
Federal Home Loan Bank advances	8,000	11,000
Federal Home Loan Bank repayments	(4,000)	(7,000)
Repurchase of common stock	—	(155)
Net cash provided by financing activities	1,720	8,571

INCREASE IN CASH AND CASH EQUIVALENTS	51	57
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,965	9,267
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,016	$9,324

Supplemental cash flow information:
Interest paid	$276	$217
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2018.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations and cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2018.

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

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At March 31, 2018 and December 31, 2017, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $819,000 and $822,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At March 31, 2018 and December 31, 2017, the Company had $146,000 and $141,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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

Recognition of Deferred Tax Valuation Allowance

During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of March 31, 2018, management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets.

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

Financial Statement Presentation

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

2.	IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in a accordance with the fair value option for financial instruments. ASU 2016-01 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016-01 on January 1, 2018 and it did not have a material impact on the consolidated financial statement. The Bank’s equity securities are membership stocks in the Federal Home Loan Bank and thereby excluded from fair value pricing. For exit pricing on loans, the Company used recent Merger and Acquisition Transaction Metrics compiled by S&P Global Market Intelligence for the second half of 2017. This provided the credit mark to be used along with the fair value adjustment based on the yield metrics of the portfolio.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2017-08 on our financial statements.

In May 2017, ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 35% to 21%. While the effect of such tax act will be materially beneficial in future years, it does have a negative impact on those corporate entities with deferred tax assets at December 31, 2017. The primary reason is that the tax law was enacted in 2017, a year prior to the effective date of 2018. The issue centers around deferred tax assets, a balance sheet account, which are simply future tax benefits arising from timing differences between financial statement expenses and tax return deductions. These deferred tax assets are values at enacted future corporate tax rates. Consequently, in 2017, corporations that had deferred tax assets were required to make a one-time adjustment to their income statement to write-down the deferred tax asset value reported on their balance sheets to reflect the lower future tax rates even though they would not receive the benefits of those lower rates until 2018 or later.

In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02 “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The amendments allow for the reclassification of stranded tax effects in accumulated other comprehensive income (AOCI) an option rather than a requirement; however, disclosure is required if not elected. The reclassification from accumulated other comprehensive income to retained earnings results from the newly enacted federal corporate income tax rate resulting from the Tax Cuts and Job Acts signed by President Trump in December 2017. The amount of the reclassification is the difference between the historical corporate income tax rate and the newly enacted corporate income tax rate of 21%. Entities will have an option to adopt the standard retrospectively or in the period of adoption. The company has adopted this standard on January 1, 2018 and did not have any reclassification into retained earnings.

3.	INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(102)	$898
Municipal securities	495	—	(6)	489
Mortgage-backed securities	14,729	—	(420)	14,309
Total investments available-for-sale	$16,224	$—	$(528)	$15,696

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(55)	$945
Municipal securities	499	—	(2)	497
Mortgage-backed securities	15,334	—	(171)	15,163
Total investments available-for-sale	$16,833	$—	$(228)	$16,605

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	March 31, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(744)	$11,756
Mortgage backed securities	4,780	66	(160)	4,686
Total investments held-to-maturity	$17,280	$66	$(904)	$16,442

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(424)	$12,076
Mortgage-backed securities:	4,910	106	(84)	4,932
Total U.S. Government securities	$17,410	$106	$(508)	$17,008

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2018 (unaudited) and December 31, 2017 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At March 31, 2018 (unaudited) and December 31, 2017, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

There were no sales of investment securities for the quarter ended March 31, 2018. The Bank realized gains of $16,000 on sale of investment securities for the quarter ended March 31, 2017. Proceeds from sales of available for sale securities totaled $312,000 for the quarter ended March 31, 2017 with realized gains of $8,000. During the quarter ended March 31, 2017, the Bank also sold held-to-maturity securities which has a substantial (greater than 85%) portion of the principal paid prior to the sale of the security thus not tainting the remaining held-to-maturity portfolio. Proceeds from sales of held-to-maturity securities totaled $121,000 for the quarter ended March 31, 2017 with realized gains of $8,000.

	March 31, 2018 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12,664	$(320)	$4,285	$(260)	$16,949	$(580)
Municipal securities	489	(6)	—	—	489	(6)
U.S. Government securities	968	(32)	11,685	(814)	12,653	(846)
Total temporarily impaired securities	$14,121	$(358)	$15,970	$(1,074)	$30,091	$(1,432)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,443	$(117)	$4,499	$(138)	$17,942	$(255)
Municipal securities	497	(2)	—	—	497	(2)
U.S. Government securities	987	(13)	12,034	(466)	13,021	(479)
Total temporarily impaired securities	$14,927	$(132)	$16,533	$(604)	$31,460	$(736)

The scheduled maturities of debt securities at March 31, 2018 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$1,000	$968
Due over five years through ten years	4,000	3,754
Due after ten years	8,995	8,421
Mortgage-backed securities	19,509	18,995
Total	$33,504	$32,138

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$74,117	$74,266
Multi-family	1,231	1,243
Total	75,348	75,509
Non-residential	13,904	13,183
Construction and land loans	3,275	3,240
Home equity line of credit (“HELOC”)	3,593	3,471

Commercial, Consumer and other loans:
Commercial loans	2,263	296
Loans to depositors, secured by savings	96	128
	98,479	95,827
Add:
Net discount on purchased loans	1	1
Unamortized net deferred costs	38	41
Less:
Undisbursed portion of construction loans	(951)	(741)
Unearned net loan origination fees	(75)	(75)
Less allowance for loan losses	(1,294)	(1,288)
Loans receivable, net	$96,198	$93,765

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

Unallocated Allowance. Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of March 31, 2018, we had approximately $234,000 of unallocated reserves as compared to $155,000 as of December 31, 2017 and $285,000 as of March 31, 2017.

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,043	$158	$87	$1,288
Charge-offs	—	—	—	—
Recoveries	6	—	—	6
Provisions	(160)	226	(66)	—
Ending balance	$889	$384	$21	$1,294
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$889	$384	$21	$1,294
Loans:
Ending balance: individually evaluated for impairment	$2,599	$1,132	$1,044	$4,775
Ending balance: collectively evaluated for impairment	$78,701	$12,772	$2,231	$93,704

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$1,218
Charge-offs	(4)	(19)	—	(23)
Recoveries	—	—	—	—
Provisions	79	(42)	(37)	—
Ending balance	$1,048	$97	$50	$1,195
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	$38
Ending balance: collectively evaluated for impairment	$1,010	$97	$50	$1,157
Loans:
Ending balance: individually evaluated for impairment	$2,741	$1,345	$1,249	$5,335
Ending balance: collectively evaluated for impairment	$72,453	$5,593	$2,373	$80,419

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$1,218
Charge-offs	(85)	(81)	—	(166)
Recoveries	105	—	131	236
Provisions	50	81	(131)	—
Ending balance	$1,043	$158	$87	$1,288
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$30
Ending balance: collectively evaluated for impairment	$1,013	$158	$87	$1,258
Loans:
Ending balance: individually evaluated for impairment	$2,179	$1,154	$1,094	$4,427
Ending balance: collectively evaluated for impairment	$77,225	$12,029	$2,146	$91,400

Credit risk profile by internally assigned classification as of March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$77,094	$11,932	$1,997	$91,023
Special mention	2,025	978	233	3,236
Substandard	2,181	995	1,044	4,220
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$81,300	$13,905	$3,274	$98,479

Credit risk profile by internally assigned classification as of December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$74,808	$11,181	$1,910	$87,899
Special mention	2,060	—	236	2,296
Substandard	2,536	2,002	1,094	5,632
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$79,404	$13,183	$3,240	$95,827

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the three months ended March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,599	$1,132	$1,044	$4,775
Unpaid principal balance	3,001	1,281	2,089	6,371
Average recorded investment, for the three months ended March 31, 2018	2,327	1,139	1,060	4,526
Interest income recognized	40	15	8	63
Interest income foregone	10	—	11	21
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	2,599	1,132	1,044	4,775
Unpaid principal balance	3,001	1,281	2,089	6,371
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2018	2,327	1,139	1,060	4,526
Interest income recognized	40	15	8	63
Interest income foregone	10	—	11	21

Impaired loans as of and for the three months ended March 31, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,231	$1,345	$1,249	$4,825
Unpaid principal balance	2,471	1,648	2,286	6,405
Average recorded investment, for the three months ended March 31, 2017	2,252	1,353	1,741	5,346
Interest income recognized	47	14	12	73
Interest income foregone	4	4	18	26
With an allowance recorded:
Recorded investment	510	—	—	510
Unpaid principal balance	511	—	—	511
Related allowance	38	—	—	38
Average recorded investment, for the three months ended March 31, 2017	513	—	—	513
Interest income recognized	12	—	—	12
Interest income foregone	—	—	—	—
Total
Recorded investment	2,741	1,345	1,249	5,335
Unpaid principal balance	2,982	1,648	2,286	6,916
Related allowance	38	—	—	38
Average recorded investment, for the three months ended March 31, 2017	2,765	1,353	1,741	5,859
Interest income recognized	59	14	12	85
Interest income foregone	4	4	18	26

Impaired loans as of and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,823	$1,154	$1,094	$4,071
Unpaid principal balance	2,421	2,026	2,137	6,584
Average recorded investment, for the twelve months ended December 31, 2017	2,511	1,468	1,310	5,289
Interest income recognized	179	92	41	312
Interest income foregone	8	4	53	65
With an allowance recorded:
Recorded investment	356	—	—	356
Unpaid principal balance	357	—	—	357
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	354	—	—	354
Interest income recognized	57	—	—	57
Interest income foregone	—	—	—	—
Total
Recorded investment	2,179	1,154	1,094	4,427
Unpaid principal balance	2,778	2,026	2,137	6,941
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	2,865	1,468	1,310	5,643
Interest income recognized	236	92	41	369
Interest income foregone	8	4	53	65

An aged analysis of past due loans as of March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$80,743	$13,904	$2,685	$97,332
30 – 59 days past due	79	—	—	79
60 – 89 days past due	9	—	—	9
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	470	—	589	1,059
Total past due	558	—	589	1,147
Total	$81,301	$13,904	$3,274	$98,479

An aged analysis of past due loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$78,710	$13,183	$2,609	$94,502
30 – 59 days past due	115	—	—	115
60 – 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	341	—	—	341
Greater than 90 days past due	238	—	631	869
Total past due	694	—	631	1,325
Total	$79,404	$13,183	$3,240	$95,827

Non-performing loans as of March 31, 2018 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$422	$—	$605	$1,027
Other non-accrual loans	729	—	—	729
Total non-accrual loans	1,151	—	605	1,756
Accruing troubled debt restructured loans	1,049	1,132	—	2,181
Total	$2,200	$1,132	$605	$3,937

Non-performing loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$427	$—	$649	$1,076
Other non-accrual loans	430	74	—	504
Total non-accrual loans	857	74	649	1,580
Accruing troubled debt restructured loans.	1,059	1,153	—	2,212
Total	$1,916	$1,227	$649	$3,792

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

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2018 (unaudited).

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

The following includes loans classified as troubled debt restructures that subsequently defaulted during the year ended March 31, 2018 (unaudited).

During Three Months Ended March 31, 2018 (Unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	$—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the three months ended March 31, 2017 (unaudited).

During the Three Months Ended at March 31, 2017 (unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $397,000 and $401,000 at March 31, 2018 (unaudited) and December 31, 2017, respectively.

There was $5,000 of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2018 (unaudited).

5.	OTHER REAL ESTATE OWNED

The balance in other real estate owned at March 31, 2018 (unaudited) and December 31, 2017 was zero.

The activity in residential other real estate owned is as follows:

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.	DEPOSITS

Deposits are summarized as follows:

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,515	$1,542
NOW and Money market	20,620	21,481
Savings	14,749	14,718
Certificates of deposit	64,144	65,567
Total deposits	$101,028	$103,308

The aggregate amount of time deposits in denominations of $250,000 or more as of March 31, 2018 (unaudited) and December 31, 2017 was $3,000,000 and $3,165,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At March 31, 2018 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)
2018	$28,256
2019	14,610
2020	8,440
2021	7,936
2022	4,028
2023	874
Total	$64,144

Executive officers’ and directors’ deposits were $144,000 and $330,000 at March 31, 2018 (unaudited) and December 31, 2017, respectively.

7.	INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$10	$9
Allowance for credit losses	356	355
Deferred compensation	39	44
Severance payments	53	60
Restricted stock awards	26	14
Allowance for ground rents	40	39
Allowance for delinquent mortgage interest	103	101
Contribution carryforward	2	2
Net operating loss carryforward	1,366	1,354
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	1,995	1,978
Valuation allowance	(1,898)	(1,883)
Deferred tax assets after valuation allowance	97	95
Deferred tax liabilities:
Depreciation	97	95
ESOP	—	—
Total deferred tax liabilities	97	95
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	March 31, 2018	March 31, 2017
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$0	$0
Deferred tax	0	0
Total	$—	$—

At March 31, 2018, the Bank had approximately $4,800,000 and $5,100,000 in federal and state net operating loss carryforwards, respectively. These net operating loss carryforwards begin to expire in 2033. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the three months ended March 31, 2018 (unaudited) and December 31, 2017 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2017	$(2,608)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	725
Balance of December 31, 2017	$(1,883)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	(15)
Balance of March 31, 2018	$(1,898)

As of December 31, 2017 and March 31, 2018, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

8.	STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan’’). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2018, there were 52,500 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.

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

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2017 and the quarter ended March 31, 2018 are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,500	$13.40
Granted	50,000	15.29
Vested	1,250	13.40
Forfeited	-	-
Nonvested at December 31, 2017	51,250	$15.24

Nonvested at January 1, 2018	51,250	$15.24
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2018	51,250	$15.24

Fair Value of shares vested	$19,688

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2018:

Year Ending December 31,	Number of restricted shares
2018	11,250
2019	10,000
2020	10,000
2021	10,000
2022	10,000
51,250

The Company recorded restricted stock awards expense of $42,412 and $4,198 for the quarters ended March 31, 2018 and March 31, 2017, respectively. As of March 31, 2018, there was $686,232 of total unrecognized compensation cost related to nonvested shares granted under the 2016 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.50 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of March 31, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the March 31, 2018 (unaudited) and December 31, 2017 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions		To be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2018:
Total risk-based capital (to risk-weighted assets)	$25,115	31.15%	$7,962	9.875%	$8,063	10.00%
Tier I capital (to risk-weighted assets)	24,104	29.90	6,348	7.875	6,449	8.00
Tier I capital (to adjusted total assets)	24,104	16.47	5,854	4.000	7,318	5.00
Common equity tier 1 capital (to risk weighted assets)	24,104	29.90	5,139	6.375	5,240	6.50

As of December 31, 2017:					$7,653	10.00%
Total risk-based capital (to risk-weighted assets)	$24,934	32.58%	$7,078	9.25%	6,122	8.00
Tier I capital (to risk-weighted assets)	23,974	31.33	5,548	7.25	7,243	5.00
Tier I capital (to adjusted total assets)	23,974	16.55	5,795	4.00
Common equity tier 1 capital (to risk weighted assets)	23,974	31.33	4,400	5.75	4,974	6.50

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,128	$30,360
LESS: Parent Only Equity	6,552	6,615
LESS: Net unrealized (losses) gains on available-for-sale securities	(528)	(229)
Tier 1 Capital	$24,104	$23,974
Tier 1 Capital	$24,104	$23,974
Allowance for loan and lease losses includible in Tier 2 capital	1,011	960
Total risk-based capital	$25,115	$24,934

10.	OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive gains and losses for the three months ended March 31, 2018 and 2017 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2018 (unaudited)
Net unrealized loss on securities available-for-sale	$(299)	$-	$(299)
Other Comprehensive Loss	$(299)	$-	$(299)
Three Months Ended March 31, 2017 (unaudited)
Net unrealized loss on securities available-for-sale	$(22)	$-	$(22)
Other Comprehensive Loss	$(22)	$-	$(22)

The following table presents the changes in each components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 and 2017 (unaudited).

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2018 (unaudited)
Balance at Beginning of Year	$(229)	$(229)
Other comprehensive loss	(299)	(299)
Balance at End of Period	$(528)	$(528)

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive loss	(22)	(22)
Balance at End of Period	$(161)	$(161)

The following table presents the amount reclassified out of accumulated other comprehensive loss:

Details about Accumulated Other Comprehensive income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive income (loss)		Affected Line Item in the Statement Where Net Income Is Presented
	March 31, 2018	March 31, 2017
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$—	$(16)	Realized gain on redemption of investment securities

	-	-	Provision for Income Tax
	$—	$(16)	Net of Tax

Total Reclassifications for the Period	$—	$(16)	Net of Tax

11.	EARNINGS (LOSS) PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(22)	1,807,126	$(0.01)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(22)	1,807,126	$(0.01)

	Three Months Ended March 31, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(31)	1,753,524	$(0.02)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(31)	1,753,524	$(0.02)

There were no anti-dilutive shares excluded from the March 31, 2018 and 2017 diluted earnings per share calculation.

12.	FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at March 31, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$898	$—	$898	$—	$—	$—
Municipal securities	489		489
Mortgage-backed securities	14,309	—	14,309	—	—	—
Total assets measured at fair value on a recurring basis	$15,696	$—	$15,696	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$945	$—	$945	$—	$—	$—
Municipal securities	497	—	497
Mortgage-backed securities	15,163	—	15,163	—	—	—
Total assets measured at fair value on a recurring basis	$16,605	$—	$16,605	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at March 31, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential .	$2,599	$—	$2,599	$—	$—	$—
Commercial	1,132	—	1,132	—	—	—
Land	1,044	—	1,044	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned .	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,775	$—	$4,775	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,149	$—	$1,822	$327	$—	$—
Commercial	1,154	—	1,154	—	—	—
Land	1,094	—	1,094	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,397	$—	$4,070	$327	$—	$—

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at March 31, 2018 (unaudited) and December 31, 2017 are as follows:

(Dollars in thousands)	Carrying Value March 31, 2018 (unaudited)	Fair Value March 31, 2018 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$3,905	$3,905	$—	$3,905	$—
Other interest bearing deposits in other banks	5,356	5,356	—	5,356	—
Investment securities	32,976	32,138	—	32,138	—
Federal Home Loan Bank stock	855	855	—	855	—
Loans, net	96,198	95,978	—	4.775	91,203
Bank owned life insurance	4,605	4,605	—	4,605	—
Accrued interest receivable	465	465	—	465	—
LIABILITIES
Deposits	$101,028	$100,096	$—	$—	$100,096
FHLB advances	17,000	17,074	—	—	17,074

(Dollars in thousands)	Carrying Value December 31, 2017	Fair Value December 31, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$6,603	$6,603	$—	$6,603	$—
Other interest bearing deposits in other banks	2,607	2,607	—	2,607	—
Investment securities	34,015	33,613	—	33,613	—
Federal Home Loan Bank stock	754	754	—	754	—
Loans, net	93,765	94,009	—	4,070	89,939
Bank owned life insurance	4,574	4,574	—	4,574	—
Accrued interest receivable	394	394	—	394	—
LIABILITIES
Deposits	$103,308	$99,719	$—	$—	$99,719
FHLB advances	13,000	12,978	—	—	12,978

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2018 (unaudited) and December 31, 2017:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2018, we had total assets of $148.8 million, total deposits of $101.0 million and total equity of $30.1 million.

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

Balance Sheet Analysis

Assets. At March 31, 2018, our assets totaled $148.8 million, an increase of $1.5 million, or 1.02%, from total assets of $147.3 million at December 31, 2017. The increase in assets for the three months ended March 31, 2018 was due mainly to a $2.4 million, or 2.6%, increase in loans outstanding, partially offset by a $1.0 million, or 3.1% decrease in investment securities.

Loans. At March 31, 2018, residential mortgage loans totaled $75.3 million, or 76.5% of the total loan portfolio compared to $75.5 million, or 78.8% of the total loan portfolio at December 31, 2017. Residential mortgage loans decreased by $0.2 million, or 0.3%, during the three months ended March 31, 2018 primarily due to an increased level of paid off loans. Residential loan originations during the three months ended March 31, 2018 was $3.2 million as compared to $3.1 million for the comparable period for the prior year.

Non-residential real estate loans totaled $13.9 million, or 14.1% of total loans at March 31, 2018, compared to $13.2 million, or 13.8% of total loans, at December 31, 2017.

Construction and land loans totaled $3.3 million, and represented 3.3% of total loans, at March 31,

2018, compared to $3.2 million, or 3.4% of total loans, at December 31, 2017. At March 31, 2018, we had $1.5 million of construction loans, amounting to 45.1% of our construction and land loan portfolio, and $1.8 million of land loans, amounting to 54.9% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.6 million, and represented 3.6% of total loans, at March 31, 2018, compared to $3.5 million, or 3.6% of total loans at December 31, 2017.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $2.4 million at March 31, 2018, representing less than 2.4% of the loan portfolio.

Securities. At March 31, 2018, our securities available-for-sale, recorded at fair value, decreased by $909,000, or 5.5%, from $16.6 million at December 31, 2017 to $15.7 million at March 31, 2018. The decrease is due to payments received during the quarter. Securities available-for-sale at March 31, 2018 consisted of U.S. Agency bonds, a taxable municipal security and mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At March 31, 2018, our securities held-to-maturity decreased by $130,000, or 0.7%, from $17.4 million at December 31, 2017 to $17.3 million at March 31, 2018. Securities held-to-maturity at March 31, 2017 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At March 31, 2018, we also held a $855,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At March 31, 2018, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $673,000 at March 31, 2018 compared to $681,000 at December 31, 2017.

Deposits. Total deposits decreased by $2.3 million, or 2.2%, to $101.0 million at March 31, 2018 from $103.3 million at December 31, 2017. Balances in non-interest-bearing deposits had no change from $1.5 million at December 31, 2017. Interest-bearing deposits decreased by $2.3 million, or 2.3%, to $99.5 million at March 31, 2018 compared to $101.8 million at December 31, 2017.

Borrowings. At March 31, 2018, we had $17.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $13.0 million at December 31, 2017, a $4.0 million, or 30.8% increase in short term FHLB advances. During the quarter ending March 31, 2018, we had the $4.0 million of advances outstanding as of December 31, 2017 mature and we borrowed $8.0 million on a short term basis.

Equity. Equity decreased by $232,000, or 0.8%, to $30.1 million at March 31, 2018 from

$30.4 million at December 31, 2017 primarily as the result of an increase in accumulated other comprehensive loss.

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Overview. We had a net loss of $22,000 for the three months ended March 31, 2018, as compared to net loss of $31,000 for the three months ended March 31, 2017. The decrease in the net loss for the three months ended March 31, 2018 compared to the net loss in the prior year quarter, was primarily due to an increase in net interest income offset slightly by additional legal costs incurred in connection with the negotiations of standstill agreements and the appointment of two shareholders onto our Board.

Net Interest Income. Net interest income increased by $77,000, or 9.1%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase in net interest income was primarily attributable to an increase in average balance of interest-earning assets and an increase in yield on these interest-earning assets offset slightly by an increase in the cost of our interest-bearing liabilities. The increase in the average balance of interest-earning assets was due primarily to an $8.8 million, or 10.2%, increase in the average balance of loans receivable, net of unearned fees due to increased loan production during the past 12 months.

Interest on loans receivable, net of unearned fees increased by $111,000, or 13.2%, for the three months ended March 31, 2018 as compared to the comparable period in 2017, due to a $8.8 million increase in the average balance and a 11 basis point increase in the average yield.

Interest on investment securities available-for-sale increased by $50,000 for the three months ended March 31, 2018 as compared to the comparable period in 2017. There was a nine basis point increase in the average yield on investment securities available-for-sale and a $7.8 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $16,000 for the three months ended March 31, 2018 as compared to the comparable period in 2017. There was a two basis point increase in the average yield on investment securities held-to-maturity and a $2.4 million decrease in the average balance of investment securities held-to-maturity.

Interest on deposits increased by $39,000, or 20.2%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The average balance of deposits increased by $5.7 million, or 6.1% when comparing the quarter ending March 31, 2017 to the prior year.

Interest on Federal Home Loan Bank of Atlanta advances increased by $24,000, or 114.3%, during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The average balance of advances increased by $4.5 million, or 50.7% when comparing the quarter ending March 31, 2018 to the prior year and the cost of these advances increased by 40 basis points for the same time period as interest rates have gradually increased.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2018 and 2017, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2018 (unaudited)			2017 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$4,499	$15	1.33%	$9,933	$24	0.98%
Loans receivable, net of unearned fees	94,669	949	4.01	85,889	838	3.90
Investment securities available-for-sale – amortized cost	16,195	100	2.47	8,380	50	2.38
Investment securities held-to-maturity	17,231	125	2.90	19,614	141	2.88
Other interest-earning assets	758	10	5.28	515	6	4.81
Total interest-earning assets	133,352	1,199	3.60	124,331	1,059	3.41
Cash and due from banks	3,036			4,767
Allowance for credit losses	(1,293)			(1,211)
Other non-interest-earning assets	10,712			7,783
Total assets	145,807			135,670

Interest-bearing liabilities:
Certificates of deposit	64,303	207	1.29	58,854	176	1.19
NOW and money market	20,975	21	0.40	21,883	14	0.26
Savings	14,708	4	0.11	13,512	3	0.10
Federal Home Loan Bank advances	13,444	45	1.34	8,922	21	0.94
Total interest-bearing liabilities	113,430	277	0.98	103,171	214	0.83
Non-interest-bearing demand deposits	1,515			1,395
Other non-interest-bearing liabilities	676			870
Total liabilities	115,621			105,436
Total equity	30,186			30,234
Total liabilities and equity	$145,807			$135,670
Net interest income		$922			$845
Interest rate spread			2.62%			2.58%
Net interest margin			2.77%			2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			117.56%			120.51%

Provision for Loan Losses. We did not have any provision for loan losses for the three months ended March 31, 2018 and March 31, 2017. At March 31, 2018, the allowance for loan losses was $1.3 million, or 1.31% of the total loan portfolio, compared to $1.3 million, or 1.34% of the total loan portfolio, at December 31, 2017.

Non-accrual loans amounted to $1.8 million at March 31, 2018 compared to $1.6 million at December 31, 2017. The increase in non-accrual loans of $176,000 was due to one additional non-accrual loan added during the first quarter of 2018 which was previously classified as greater than 90 days delinquent but still accruing. We anticipate having a positive resolution of this loan prior to the end of this year. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 32.8% at March 31, 2018 compared to 30.6% at December 31, 2017. There were $6,000 of net loan recoveries during the three months ended March 31, 2018, compared to $23,000 of net loan charge-offs during the three months ended March 31, 2017.

Non-interest Income. Total non-interest income decreased by $24,000, or 25.8%, from $93,000 for the three months ended March 31, 2017 to $69,000 for the three months ended March 31, 2018. The decrease in total non-interest income was predominately due to a $16,000 gain on sale of securities realized in 2017 and no sales of securities during 2018.

Non-interest Expenses. Total non-interest expenses increased by $44,000, or 4.5%. We had non-interest expenses of $1,013,000 for the three months ended March 31, 2018 and $969,000 for the three months ended March 31, 2017. The increase primarily was attributable to a $48,000 increase in salaries and employee benefits. During the three months ended March 31, 2018 we had additional legal costs (approximately $39,000) incurred in connection with the negotiations of standstill agreements and the appointment of two shareholders onto our Board.

Income Tax Expense. We recorded no income tax expense during the three months ended March 31, 2018 and March 31, 2017. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of March 31, 2018, management reached the same conclusions, however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0%.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$1,151	$930
Non-residential	—	—
Construction and land	605	650
Total non-performing loans	1,756	1,580
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	341
Total	—	341
Total of non-performing loans and accruing loans 90 days or more past due	1,756	1,921
Assets acquired through foreclosure	—	—
Ground rents	146	141
Total non-performing assets	1,902	2,062
Troubled debt restructurings accruing	2,181	2,212
Troubled debt restructurings accruing and total non-performing assets	$4,083	$4,274
Total of non-performing loans and accruing loans past due 90 days or more to total loans	1.78%	2.00%
Total non-performing loans to total assets	1.18	1.07
Total non-performing assets to total assets	1.28	1.40
Total non-performing loans and accruing troubled debt restructurings to total assets	2.65	2.57
Total non-performing assets and accruing troubled debt restructurings to total assets	2.74	2.90

At March 31, 2018, non-accrual loans consisted of 17 residential mortgage loans totaling $1.2 million, no non-residential loans totaling $0, three construction and land loans totaling $605,000 and no home equity lines of credit. The increase in non-performing loans at March 31, 2018 as compared to December 31, 2017 is primarily due to the addition of one new residential loan which was previously classified as past due greater than 90 days but still accruing less some loan payments and one loan recovery. We had no loan 90 days or more past due but still accruing at March 31, 2018 and two loans 90 days or more past due but still accruing at December 31, 2017.

At March 31, 2018, our largest non-performing loan relationships consisted of the following:

•	A $589,000 lending relationship secured by waterfront property in Queen Anne’s County on the Eastern shore of the Chesapeake Bay.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At March 31, 2018 and December 31, 2017, we had $3.2 million and $3.3 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At March 31, 2018, our largest accruing troubled debt restructured loan was an $811,000 loan secured by a first mortgage on a church in Baltimore City. We restructured the loan to reduce the interest rate on the loan in 2015 and the loan has paid in accordance to the restructured terms since that time. We receive certain rental payments from proceeds of a cell tower on the property that are paid directly to us to meet the debt service requirements on these loans. In addition, the Church pays an additional amount each month that is applied to past due interest arrearages as well as a recovery of legal expenses incurred on the collection efforts of this loan.

Interest income that would have been recorded for the three months ended March 31, 2018 and 2017 had non-accrual loans been current according to their original terms, amounted to approximately $21,000 and $30,000, respectively. Interest income of $63,000 and $85,000 related to non-accrual loans was included in interest income for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2018	2017
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,288	$1,218

Charge-Offs:
Residential, home equity lines of credit and consumer	—	(4)
Non-residential	—	(19)
Construction and land loans	—	—
Total charge-offs	—	(23)

Recoveries:
Residential, home equity lines of credit and consumer	6	—
Non-residential.	—	—
Construction and land loans	—	—
Total recoveries	—	—

Net recoveries (charge-offs)	6	(23)
(Reversal) provision for loan losses	—	—
Allowance at end of period	$1,294	$1,195
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	32.84%	30.62%
Allowance for loan losses to total loans at end of period.	1.31%	1.39%
Net charge-offs to average loans outstanding during the period	0.00%	0.03%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $8 million and other interest-bearing deposits in other banks totaled $1.2 million. Securities classified as available-for-sale amounting to $15.7 million at March 31, 2018, provide an additional source of liquidity. In addition, at March 31, 2018, we had the ability to borrow a total of approximately $36.7 million from the Federal Home Loan Bank of Atlanta. At March 31, 2018, we had $17.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at March 31, 2018.

At March 31, 2018, we had $1.8 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2018 totaled $28.3 million, or 44.0% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2018, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”) (File No. 000-55341). As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31	—	—	—	97,010
February 1-28	—	—	—	97,010
March 1-31	—	—	—	97,010
Total	—	—	—

(1)  On December 8, 2017, the Company announced a program to repurchase up to 97,010 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 97,010 shares or on June 8, 2018 if not all shares have been purchased by that date.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

10.1	Agreement, dated February 20, 2018, by and among MB Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Corissa J. Briglia (2)

10.2	Agreement, dated February 20, 2018, by and between MB Bancorp, Inc. and Jeffrey Thorp (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

(2)	Incorporated herein by reference to the exhibits filed with the Company’s Form 8-K filed with the Securities of Exchange Commission on February 21, 2018 (File No. 000-55341).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC

Dated: May 11, 2018	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated: May 11, 2018	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

