Form 10-Q
period 2018-06-30
MB Bancorp Inc
filed 2018-08-08
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 8, 2018, there were 1,938,480 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	As of	As of
	June 30,	December 31,
	2018	2017
(Dollars in thousands)	(unaudited)	(audited)

Assets:
Cash and due from banks	$2,576	$6,603
Interest bearing deposits in other banks	5,007	1,362
Total cash and cash equivalents	7,583	7,965

Other interest-bearing deposits in other banks	1,245	1,245
Investment securities available-for-sale – at fair value	15,067	16,605
Investment securities held to maturity – amortized cost	17,122	17,410

Loans, net of unearned fees	100,288	95,053
Less allowance for loan losses	(1,353)	(1,288)
Loans, net	98,935	93,765

Real estate ground rents	813	822
Less allowance for credit losses	(143)	(141)
Ground rents, net	670	681

Federal Home Loan Bank stock, at cost	1,025	754
Property and equipment – net	3,607	3,664
Deferred income taxes	—	—
Bank-owned life insurance	4,634	4,574
Accrued interest receivable and other assets	513	668
TOTAL ASSETS	$150,401	$147,331

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$98,066	$103,308
Federal Home Loan Bank advances	21,000	13,000
Deferred compensation liability	144	159
Accounts payable and other liabilities	657	504
Total liabilities	119,867	116,971

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued and outstanding, 1,938,480 and 1,940,200 shares at June 30, 2018 and December 31, 2017	19	19
Additional paid-in capital	18,240	18,135
Retained earnings - substantially restricted	14,117	13,780
Accumulated other comprehensive loss	(554)	(229)
Unearned ESOP shares	(1,288)	(1,345)
Total stockholders' equity	30,534	30,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,401	$147,331

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30
	2018	2017	2018	2017
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,136	$810	$2,085	$1,648
Interest on federal funds sold and other investments	12	22	27	46
Interest and dividends on investment securities	234	233	469	430
Total interest income	1,382	1,065	2,581	2,124

INTEREST EXPENSE:
Interest on deposits	241	200	473	393
Interest on short-term borrowings	34	21	51	35
Interest on long term borrowings	27	2	55	9
Total interest expense	302	223	579	437

NET INTEREST INCOME	1,080	842	2,002	1,687

REVERSAL FOR LOAN LOSSES	(225)	—	(225)	—

NET INTEREST INCOME AFTER REVERSAL FOR LOAN LOSSES	1,305	842	2,227	1,687

NON-INTEREST INCOME:
Service charges on deposit accounts	4	4	8	7
Fees and charges on loans	17	6	24	16
Increase in cash surrender value of life insurance	35	38	72	62
Gain on investment securities	—	26	—	42
Ground rent fees	12	10	22	22
Other income	10	12	21	23
Total non-interest income	78	96	147	172

NON-INTEREST EXPENSE:
Salaries and employee benefits	593	494	1,183	1,036
Occupancy expenses	102	102	204	216
Furniture and equipment expenses	11	10	22	19
Legal and professional expenses	95	94	198	175
Data processing and other outside services	74	79	156	154
FDIC insurance premiums	9	9	18	3
Advertising and marketing related expenses	—	2	2	5
Provision (reversal) for loss on ground rents	(4)	(10)	1	(12)
Other expenses	136	135	245	271
Total non-interest expenses	1,016	915	2,029	1,867

INCOME (LOSS) BEFORE INCOME TAXES	367	23	345	(8)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$367	$23	$345	$(8)

Basic earnings per share	$0.20	$0.02	$0.19	$—

Diluted earnings per share	$0.20	$0.02	$0.19	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in thousands)	(unaudited)		(unaudited)

NET INCOME (LOSS)	$367	$23	$345	$(8)
OTHER COMPREHENSIVE (LOSS) INCOME ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	(26)	150	(325)	128
Reclassification of gains included in net income	—	(26)	—	(42)
Unrealized gains (losses) arising during the period	(26)	124	(325)	86
Income tax benefits on unrealized gains (losses) arising during the period	—	—	—	—
	(26)	124	(325)	86
COMPREHENSIVE INCOME	$341	$147	$20	$78

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2018 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net loss	—	—	(8)	—	—	(8)
Net unrealized gains on available- for sale securities, net of taxes of ($0)	—	—	—	—	128	128
Repurchase of common stock	—	(121)	(64)	—	—	(185)
Stock-based compensation	—	37	—	57	—	94
BALANCES AT JUNE 30, 2017	$19	$18,048	$13,698	$(1,401)	$(11)	$30,353

BALANCES AT JANUARY 1, 2018	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360
Net income	—	—	345	—	—	345
Net unrealized loss on available- for sale securities, net of taxes of ($0)	—	—	—	—	(325)	(325)
Repurchase of common stock	—	(16)	(8)	—	—	(24)
Stock-based compensation	—	121	—	57	—	178
BALANCES AT JUNE 30, 2018	$19	$18,240	$14,117	$(1,288)	$(554)	$30,534

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Six Months Ended
	June 30,	June 30,
	2018	2017
(Dollars in thousands)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$345	$(8)
Adjustment to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation expense	67	64
Increase in cash surrender value of life insurance	(60)	(48)
Net amortization/accretion of premiums and discounts	38	25
Reversal for loan losses	(225)	—
Provision (reversal) for ground rent losses	1	(12)
Non-cash compensation under stock-based benefit plan	178	94
Decrease in accrued interest and other assets	155	57
Gain on redemption of investment securities	—	(42)
Decrease in deferred compensation liability	(15)	(16)
Increase (decrease) in accounts payable and other liabilities	153	(183)
Net cash provided by (used in) operating activities	637	(69)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	—	3,237
Purchase of available-for-sale investments	—	(12,835)
Proceeds from calls/repayments of available-for-sale investments	1,172	466
Proceeds from sale of available for sale securities	—	338
Purchase of held-to-maturity investments	—	(1,732)
Proceeds from maturity/repayments of held-to-maturity investments	291	2,806
Net increase in loans	(4,945)	(490)
Proceeds from sale of ground rents	10	2
Purchase of bank-owned life insurance	—	(3,500)
Purchase of property, plant and equipment	(10)	(103)
Purchases of Federal Home Loan Bank stock	(271)	(208)
Net cash used in investing activities	(3,753)	(12,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(5,242)	6,311
Federal Home Loan Bank advances	30,000	34,000
Federal Home Loan Bank repayments	(22,000)	(29,000)
Repurchase of common stock	(24)	(185)
Net cash provided by financing activities	2,734	11,126

DECREASE IN CASH AND CASH EQUIVALENTS	(382)	(962)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,965	9,267
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,583	$8,305

Supplemental cash flow information:
Interest paid	$581	$440
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2018.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations and cash flows for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2018.

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

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At June 30, 2018 and December 31, 2017, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $813,000 and $822,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At June 30, 2018 and December 31, 2017, the Company had $143,000 and $141,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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

Advertising Costs

Advertising costs are generally expensed as incurred

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

Recognition of Deferred Tax Valuation Allowance

During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of June 30, 2018, management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets.

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

In May 2017, ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 was effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

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

3.	INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	June 30, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities.	$1,000	$—	$(100)	$900
Municipal securities	490	—	(6)	484
Mortgage-backed securities:	14,131	—	(448)	13,683
Total investments available-for-sale	$15,621	$—	$(554)	$15,067

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities.	$1,000	$—	$(55)	$945
Municipal securities	499		(2)	497
Mortgage-backed securities:	15,334	—	(171)	15,163
Total investments available-for-sale	$16,833	$—	$(228)	$16,605

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	June 30, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(743)	$11,757
Mortgage backed securities	4,622	51	(166)	4,507
Total investments held-to-maturity	$17,122	$51	$(909)	$16,264

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(424)	$12,076
Mortgage-backed securities:	4,910	106	(84)	4,932
Total Investments held-to-maturity	$17,410	$106	$(508)	$17,008

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of June 30, 2018 (unaudited) and December 31, 2017 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At June 30, 2018 (unaudited) and December 31, 2017, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

There were no sales of investment securities for the six month period ended June 30, 2018. The Bank realized gains of $42,000 on sale of investment securities for the six month period ended June 30, 2017. Proceeds from sales of available for sale securities totaled $312,000 for six month period ended June 30, 2017 with realized gains of $8,000. During the six month period ended June 30, 2017, the Bank also sold held-to-maturity securities which has a substantial (greater than 85%) portion of the principal paid prior to the sale of the security thus not tainting the remaining held-to-maturity portfolio. Proceeds from sales of held-to-maturity securities totaled $729,000 for the six month period ended June 30, 2017 with realized gains of $34,000.

	June 30, 2018 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$12,088	$(342)	$4,152	$(272)	$16,240	$(614)
Municipal securities	—	—	484	(6)	484	(6)
U.S. Government securities	966	(34)	11,691	(809)	12,657	(843)
Total temporarily impaired securities	$13,054	$(376)	$16,327	$(1,087)	$29,381	$(1,463)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,443	$(117)	$4,499	$(138)	$17,942	$(255)
Municipal securities	497	(2)	—	—	497	(2)
U.S. Government securities	987	(13)	12,034	(466)	13,021	(479)
Total temporarily impaired securities	$14,927	$(132)	$16,533	$(604)	$31,460	$(736)

The scheduled maturities of debt securities at June 30, 2018 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$1,000	$966
Due over five years through ten years	11,000	10,327
Due after ten years	1,990	1,848
Mortgage-backed securities	18,753	18,190
Total	$32,743	$31,331

4.	LOANS RECEIVABLE

Loans receivable consist of the following:

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$77,407	$74,266
Multi-family	1,222	1,243
Total	78,629	75,509
Non-residential	14,092	13,183
Construction and land loans	2,996	3,240
Home equity line of credit (“HELOC”)	3,411	3,471

Commercial, Consumer and other loans:
Commercial loans	2,135	296
Loans to depositors, secured by savings	64	128
	101,327	95,827
Add:
Net (discount) premium on purchased loans	—	1
Unamortized net deferred costs	46	41
Less:
Undisbursed portion of construction loans	(1,011)	(741)
Unearned net loan origination fees	(74)	(75)
Less allowance for loan losses	(1,353)	(1,288)
Loans receivable, net	$98,935	$93,765

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

Commercial loans consist primarily of loans secured by equipment the borrower’s deposit balance at the Bank or business assets. The risk of loss on these loans is largely dependent on the Bank’s ability to assess the borrower’s cash flow and ability to repay the loan as well assessing the collateral value. The Bank attempts to mitigate credit risk through strict underwriting guidelines, including evaluation of the credit worthiness of the borrowers and continued monitoring of the relationship.

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

Unallocated Allowance. Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of June 30, 2018, we had approximately $192,000 of unallocated reserves as compared to $155,000 as of December 31, 2017 and $216,000 as of June 30, 2017.

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance, April 1, 2018	$889	$384	$21	$1,294
Charge-offs	—	—	—	—
Recoveries	—	2	282	284
(Reverse) Provisions	76	(17)	(284)	(225)
Ending balance, June 30, 2018	$965	$369	$19	$1,353

Beginning balance, January 1, 2018	$1,043	$158	$87	$1,288
Charge-offs	—	—	—	—
Recoveries	5	3	282	290
(Reverse) Provisions	(83)	208	(350)	(225)
Ending balance, June 30, 2018.	$965	$369	$19	$1,353

Allowance for loan losses:
Ending balance: individually evaluated for impairment.	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$965	$369	$19	$1,353
Loans:
Ending balance: individually evaluated for impairment. .	$2,372	$1,261	$445	$4,078
Ending balance: collectively evaluated for impairment	$81,867	$12,831	$2,551	$97,249

Allowance for loan losses and recorded investment in loans for the three and six months ended June 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance, April 1, 2017	$1,048	$97	$50	$1,195
Charge-offs	(45)	(62)	—	(107)
Recoveries	3	—	131	134
Provisions	29	99	(128)	—
Ending balance, June 30, 2017	$1,035	$134	$53	$1,222

Beginning balance, January 1, 2017	$973	$158	$87	$1,218
Charge-offs	(49)	(81)	—	(130)
Recoveries	3	—	131	134
Provisions	108	57	(165)	—
Ending balance, June 30, 2017.	$1,035	$134	$53	$1,222
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$38	$—	$—	$38
Ending balance: collectively evaluated for impairment	$997	$134	$53	$1,184
Loans:
Ending balance: individually evaluated for impairment. .	$3,042	$1,091	$1,201	$5,334
Ending balance: collectively evaluated for impairment	$72,436	$8,647	$2,680	$83,763

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$1,218
Charge-offs	(85)	(81)	—	(166)
Recoveries	105	—	131	236
Provisions	50	(36)	(131)	—
Ending balance	$1,043	$158	$87	$1,288
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$30
Ending balance: collectively evaluated for impairment	$1,013	$158	$87	$1,258
Loans:
Ending balance: individually evaluated for impairment . .	$2,179	$1,154	$1,094	$4,427
Ending balance: collectively evaluated for impairment	$77,225	$12,029	$2,146	$91,400

Credit risk profile by internally assigned classification as of June 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$80,204	$11,998	$2,321	$94,523
Special mention	2,009	1,108	242	3,359
Substandard	2,026	986	433	3,445
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$84,239	$14,092	$2,996	$101,327

Credit risk profile by internally assigned classification as of December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$74,808	$11,181	$1,910	$87,899
Special mention	2,060	—	236	2,296
Substandard	2,536	2,002	1,094	5,632
Doubtful	—	—	—	—
Loss	—	—	—	—
Total.	$79,404	$13,183	$3,240	$95,827

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the six months ended June 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,372	$1,261	$445	$4,078
Unpaid principal balance	2,779	1,398	647	4,824
Average recorded investment, for the three months ended June 30, 2018	2,510	1,172	640	4,322
Interest income recognized	37	134	11	182
Interest income foregone	10	—	—	10
Average recorded investment, for the six months ended June 30, 2018	2,562	1,156	850	4,568
Interest income recognized	77	148	19	244
Interest income foregone	20	—	—	20
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the three months ended June 30, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Average recorded investment, for the six months ended June 30, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	2,372	1,261	445	4,078
Unpaid principal balance	2,779	1,398	647	4,824
Related allowance	—	—	—	—
Average recorded investment, for the three months ended June 30, 2018	2,510	1,172	640	4,322
Interest income recognized	37	134	11	182
Interest income foregone	10	—	—	10
Average recorded investment, for the six months ended June 30, 2018	2,562	1,156	850	4,568
Interest income recognized	77	148	19	244
Interest income foregone	20	—	—	20

Impaired loans as of the three and for the six months ended June 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,679	$1,091	$1,201	$4,971
Unpaid principal balance	3,667	1,670	2,240	7,577
Average recorded investment, for the three months ended June 30, 2017	2,724	756	816	4,296
Interest income recognized	37	8	13	58
Interest income foregone	9	—	12	21
Average recorded investment, for the six months ended June 30, 2017	2,578	1,054	1,278	4,910
Interest income recognized	103	23	25	151
Interest income foregone	16	—	30	46
With an allowance recorded:
Recorded investment	363	—	—	363
Unpaid principal balance	363	—	—	363
Related allowance	38	—	—	38
Average recorded investment, for the three months ended June 30, 2017	363	—	—	363
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Average recorded investment, for the six months ended June 30, 2017	348	—	—	348
Interest income recognized	9	—	—	9
Interest income foregone	—	—	—	—
Total
Recorded investment	3,042	1,091	1,201	5,334
Unpaid principal balance	4,030	1,670	2,240	7,940
Related allowance	38	—	—	38
Average recorded investment, for the three months ended June 30, 2017	3,087	756	816	4,659
Interest income recognized	46	8	13	67
Interest income foregone	9	—	12	21
Average recorded investment, for the six months ended June 30, 2017	2,926	1,054	1,278	5,258
Interest income recognized	112	23	25	160
Interest income foregone	16	—	30	46

Impaired loans as of and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,823	$1,154	$1,094	$4,071
Unpaid principal balance	2,421	2,026	2,137	6,584
Average recorded investment, for the twelve months ended December 31, 2017	2,511	1,468	1,310	5,289
Interest income recognized	179	92	41	312
Interest income foregone	8	4	53	65
With an allowance recorded:
Recorded investment	356	—	—	356
Unpaid principal balance	357	—	—	357
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	354	—	—	354
Interest income recognized	57	—	—	57
Interest income foregone	—	—	—	—
Total
Recorded investment	2,179	1,154	1,094	4,427
Unpaid principal balance	2,778	2,026	2,137	6,941
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	2,865	1,468	1,310	5,643
Interest income recognized	236	92	41	369
Interest income foregone	8	4	53	65

An aged analysis of past due loans as of June 30, 2018 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$83,624	$14,092	$2,996	$100,712
30 - 59 days past due	144	—	—	144
60 - 89 days past due	7	—	—	7
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	464	—	—	464
Total past due	615	—	—	615
Total	$84,239	$14,092	$2,996	$101,327

An aged analysis of past due loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$78,710	$13,183	$2,609	$94,502
30 - 59 days past due	115	—	—	115
60 - 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	341	—	—	341
Greater than 90 days past due	238	—	631	869
Total past due	694	—	631	1,325
Total	$79,404	$13,183	$3.240	$95,827

Non-performing loans as of June 30, 2018 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$265	$—	$11	$276
Other non-accrual loans	531	—	—	531
Total non-accrual loans	796	—	11	807
Accruing troubled debt restructured loans	1,191	1,261	—	2,452
Total	$1,987	$1,261	$11	$3,259

Non-performing loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$427	$—	$649	$1,076
Other non-accrual loans	430	74	—	504
Total non-accrual loans	857	74	649	1,580
Accruing troubled debt restructured loans	1,059	1,153	—	2,212
Total	$1,916	$1,227	$649	$3,792

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

There was a refinance of an existing performing TDR ($944,000) during the six months ended June 30, 2018 and there was no troubled debt restructurings during the six months ended June 30, 2017 (unaudited). The loan that was refinanced experienced hardships from October 2011 through July 2013 whereby the borrowers could not make their scheduled payments and was modified in November 2013 becoming a TDR at that time. The loan performed in accordance with the modification; however the missed payments were deferred and became a balloon payment at maturity. In June 2018, the loan was refinanced and included all of the past deferred payments as well as the accrued late charges and legal expenses since there was sufficient collateral. The rate on the refinance did not change however the term was extended by approximately 3 years.

There were no troubled debt restructures that subsequently defaulted during the six months ended June 30, 2018 and 2017 (unaudited).

Loans serviced by the Bank for the benefit of others totaled $394,000 and $401,000 at June 30, 2018 (unaudited) and December 31, 2017, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $519,000 as of June 30, 2018 (unaudited).

5.	OTHER REAL ESTATE OWNED

The balance in other real estate owned at June 30, 2018 (unaudited) and December 31, 2017 was zero.

The activity in residential other real estate owned is as follows:

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.	DEPOSITS

Deposits are summarized as follows:

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,830	$1,542
NOW and Money market	20,402	21,481
Savings	14,595	14,718
Certificates of deposit	61,239	65,567
Total deposits	$98,066	$103,308

The aggregate amount of time deposits in denominations greater than $250,000 as of June 30, 2018 (unaudited) and December 31, 2017 was $3,224,000 and $3,165,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At June 30, 2018 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)
2018	$12,532
2019	25,619
2020	9,522
2021	8,116
2022	3,995
2023	1,455
Total	$61,239

Executive officers’ and directors’ deposits were $473,000 and $330,000 at June 30, 2018 (unaudited) and December 31, 2017, respectively.

7.	INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$8	$9
Allowance for credit losses	372	355
Deferred compensation	40	44
Severance payments	44	60
Restricted stock awards	37	14
Allowance for ground rents	39	39
Allowance for delinquent mortgage interest	92	101
Contribution carryforward	2	2
Net operating loss carryforward	1,271	1,354
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	1,905	1,978
Valuation allowance	(1,806)	(1,883)
Deferred tax assets after valuation allowance	99	95
Deferred tax liabilities:
Depreciation	99	95
ESOP	—	—
Total deferred tax liabilities	99	95
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	June 30, 2018	June 30, 2017
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$—	$—
Deferred tax	—	—
Total	$—	$—

At June 30, 2018, the Bank had approximately $4,400,000 in federal and $4,800,000 in state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2033. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the six months ended June 30, 2018 (unaudited) and December 31, 2017 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2017	$(2,608)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	725
Balance of December 31, 2017	$(1,883)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	77
Balance of June 30, 2018	$(1,806)

As of December 31, 2017 and June 30, 2018, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

8.	STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan’’). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At June 30, 2018, there were 52,500 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.

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

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2017 and the quarter ended June 30, 2018 are as follows:

		Weighted-Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,500	$13.40
Granted	50,000	15.29
Vested	1,250	13.40
Forfeited	-	-
Nonvested at December 31, 2017	51,250	$15.24

Nonvested at January 1, 2018	51,250	$15.24
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2018	51,250	$15.24

Fair Value of shares vested	$19,688

The following table outlines the vesting schedule of the nonvested restricted stock awards as of June 30, 2018:

Year Ending December 31,	Number of restricted shares
2018	11,250
2019	10,000
2020	10,000
2021	10,000
2022	10,000
51,250

The Company recorded restricted stock awards expense of $84,825 and $8,161 for the six months ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there was $643,819 of total unrecognized compensation cost related to nonvested shares granted under the 2016 Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 4.25 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of June 30, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the June 30, 2018 (unaudited) and December 31, 2017 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions		To be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2018:
Total risk-based capital (to risk-weighted assets)	$25,647	31.49%	$8,043	9.875%	$8,144	10.00%
Tier I capital (to risk-weighted assets)	24,625	30.24	6,413	7.875	6,515	8.00
Tier I capital (to adjusted total assets)	24,625	16.88	5,835	4.000	7,294	5.00
Common equity tier 1 capital (to risk weighted assets)	24,625	30.24	5,191	6.375	5,293	6.50

As of December 31, 2017:
Total risk-based capital (to risk-weighted assets)	$24,934	32.58%	$7,078	9.25%	$7,653	10.00%
Tier I capital (to risk-weighted assets)	23,974	31.33	5,548	7.25	6,122	8.00
Tier I capital (to adjusted total assets)	23,974	16.55	5,795	4.00	7,243	5.00
Common equity tier 1 capital (to risk weighted assets)	23,974	31.33	4,400	5.75	4,974	6.50

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,534	$30,360
LESS: Parent Only Equity	6,463	6,615
LESS: Net unrealized (losses) gains on available-for-sale securities	(554)	(229)
Tier 1 Capital	$24,625	$23,974
Tier 1 Capital	$24,625	$23,974
Allowance for loan and lease losses includible in Tier 2 capital	1,022	960
Total risk-based capital	$25,647	$24,934

10.	OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the six months ended June 30, 2018 and 2017 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Six Months Ended June 30, 2018 (unaudited)
Net unrealized losses on securities available-for-sale	$(325)	$-	$(325)
Other Comprehensive Loss	$(325)	$-	$(325)
Six Months Ended June 30, 2017 (unaudited)
Net unrealized gains on securities available-for-sale	$86	$—	$86
Other Comprehensive Gain	$86	$—	$86

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the six months ended June 30, 2018 and 2017 (unaudited).

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2018 (unaudited)
Balance at Beginning of Year	$(229)	$(229)
Other comprehensive loss	(325)	(325)
Balance at End of Period	$(554)	$(554)

(Dollars in thousands)	Securities Available-for- Sale	Accumulated Other Comprehensive Income
Six Months Ended June 30, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive gain	128	128
Balance at End of Period	$(11)	$(11)

The following table presents the amount reclassified out of accumulated other comprehensive income:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	June 30, 2018	June 30, 2017
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$—	$(42)	Realized gain on redemption of investment securities

	-	-	Provision for Income Tax
	$—	$(42)	Net of Tax

Total Reclassifications for the Period	$—	$(42)	Net of Tax

11.	EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$367	1,809,833	$0.20

Diluted EPS
Effect of dilutive shares	-	-	-

Net income available to shareholders	$367	1,809,833	$0.20

	Six Months Ended June 30, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$345	1,808,479	$0.19

Diluted EPS
Effect of dilutive shares	—	—	—

Net income available to shareholders	$345	1,808,479	$0.19

	Three Months Ended June 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$23	1,748,729	$0.02

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$23	1,748,729	$0.02

	Six Months Ended June 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(8)	1,751,116	$(0.00)

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$(8)	1,751,116	$(0.00)

There were no anti-dilutive shares excluded from the June 30, 2018 and 2017 diluted earnings per share calculation.

12.	FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at June 30, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$900	$—	$900	$—	$—	$—
U.S. Municipal securities	484	—	484	—	—	—
Mortgage-backed securities	13,683	—	13,683	—	—	—
Total assets measured at fair value on a recurring basis	$15,067	$—	$15,067	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$945	$—	$945	$—	$—	$—
Municipal securities	497	—	497	—	—	—
Mortgage-backed securities	15,163	—	15,163	—	—	—
Total assets measured at fair value on a recurring basis	$16,605	$—	$16,605	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at June 30, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,372	$—	$2,372	$—	$—	$—
Commercial	1,261	—	1,261	—	—	—
Land	445	—	445	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,078	$—	$4,078	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,149	$—	$1,822	$327	$—	$—
Commercial	1,154	—	1,154	—	—	—
Land	1,094	—	1,094	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,397	$—	$4,070	$327	$—	$—

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at June 30, 2018 (unaudited) and December 31, 2017 are as follows:

(Dollars in thousands)	Carrying Value June 30, 2018 (unaudited)	Fair Value June 30, 2018 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,576	$2,576	$—	$2,576	$—
Other interest bearing deposits in other banks	6,252	6,252	—	6,252	—
Investment securities	32,189	31,331	—	31,331	—
Federal Home Loan Bank stock	1,025	1,025	—	1,025	—
Loans, net	98,935	98,561	—	4,078	94,483
Bank owned life insurance	4,634	4,634	—	4,634	—
Accrued interest receivable	399	399	—	399	—
LIABILITIES
Deposits	$98,066	$97,037	$—	$—	$97,037
FHLB advances	21,000	20,964	—	—	20,964

(Dollars in thousands)	Carrying Value December 31, 2017	Fair Value December 31, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$6,603	$6,603	$—	$6,603	$—
Other interest bearing deposits in other banks	2,607	2,607	—	2,607	—
Investment securities	34,015	33,613	—	33,613	—
Federal Home Loan Bank stock	754	754	—	754	—
Loans, net	93,765	94,009	—	4,070	89,939
Bank owned life insurance	4,574	4,574	—	4,574	—
Accrued interest receivable	394	394	—	394	—
LIABILITIES
Deposits	$103,308	$99,719	$—	$—	$99,719
FHLB advances	13,000	12,978	—	—	12,978

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of June 30, 2018 (unaudited) and December 31, 2017:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At June 30, 2018, we had total assets of $150.4 million, total deposits of $98.1 million and total equity of $30.5 million.

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

Balance Sheet Analysis

Assets. At June 30, 2018, our assets totaled $150.4 million, an increase of $3.1 million, or 2.1%, from total assets of $147.3 million at December 31, 2017. The increase in assets for the six months ended June 30, 2018 was due mainly to a $5.2 million, or 5.5%, increase in loans outstanding, partially offset by a $1.8 million, or 5.4% decrease in investment securities.

Loans. At June 30, 2018, residential mortgage loans totaled $78.6 million, or 77.6% of the total loan portfolio compared to $75.5 million, or 78.8% of the total loan portfolio at December 31, 2017. Residential mortgage loans increased by $3.1 million, or 4.13%, during the six months ended June 30, 2018 primarily due to increased level of new loan originations. Residential loan originations during the six months ended June 30, 2018 was $8.7 million as compared to $6.3 million for the comparable period for the prior year.

Non-residential real estate loans totaled $14.1 million, or 13.9% of total loans at June 30, 2018, compared to $13.2 million, or 13.8% of total loans, at December 31, 2017. Non-residential mortgage loans increased by $909,000, or 6.9%, during the six months ended June 30, 2018 primarily due to increased loan originations.

Construction and land loans totaled $3.0 million, and represented 2.96% of total loans, at June 30, 2018, compared to $3.2 million, or 3.38% of total loans, at December 31, 2017. At June 30, 2018, we had $1.7 million of construction loans, amounting to 58.0% of our construction and land loan portfolio, and $1.3 million of land loans, amounting to 42.0% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.4 million, or 3.4% of total loans, at June 30, 2018, compared to $3.5 million, or 37% of total loans, at December 31, 2017.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $2.2 million at June 30, 2018, representing less than 2.2% of the loan portfolio as compared to $424,000 at December 31, 2017.

Securities. At June 30, 2018, our securities available-for-sale, recorded at fair value, decreased by $1.5 million, or 9.3%, from $16.6 million at December 31, 2017 to $15.1 million at June 30, 2018. The decrease is due to the payments during the quarter. Securities available-for-sale at June 30, 2018 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and taxable state municipal bonds. At June 30, 2018, our securities held-to-maturity decreased by $288,000, or 1.7%, from $17.4 million at December 31, 2017 to $17.1 million at June 30, 2018. Securities held-to-maturity at June 30, 2018 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At June 30, 2018, we also held a $1.0 million investment in the common stock of the Federal Home Loan Bank of Atlanta. At June 30, 2018, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $670,000 at June 30, 2018 compared to $681,000 at December 31, 2017.

Deposits. Total deposits decreased by $5.2 million, or 5.07%, to $98.1 million at June 30, 2018 from $103.3 million at December 31, 2017. Balances in non-interest-bearing deposits increased by $288,000, or 18.7%, from $1.5 million at December 31, 2017. Interest-bearing deposits decreased by $5.6 million, or 5.43%, to $96.2 million at June 30, 2018 compared to $101.8 million at December 31, 2017. As deposits are becoming more competitive, we are relying on short-term FHLB advances to fund our loan growth in the current period.

Borrowings. At June 30, 2018, we had $21.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $13.0 million at December 31, 2017, a $8.0 million, or 61.5% increase in FHLB advances. During the six months ending June 30, 2018, we had the following advances: a $4.0 million advance maturing on December 14, 2018 with a 1.41% rate, a $5.0 million advance maturing on October 6, 2027 with a 1.10% rate and a $12.0 million daily rate credit advance with a 2.16% rate. FHLB advances increased to fund our loan growth and were used as an alternative to higher costs certificates of deposit.

Equity. Equity increased by $174,000, or 0.6%, to $30.5 million at June 30, 2018 from $30.4 million at December 31, 2017 primarily due to the increase in net income offset slightly by the decrease in accumulated other comprehensive loss and by the repurchase of common shares during the six months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Overview. We had net income of $367,000 for the three months ended June 30, 2018, as compared to net income of $23,000 for the three months ended June 30, 2017. The increase in net income for the three months ended June 30, 2018 was primarily due to a negative loan loss provision of $225,000 and an increase in net interest income.

Net Interest Income. Net interest income increased by $238,000, or 28.3%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the increase in average loans outstanding for the period and the increase in yield on average earning assets offset slightly by the yield on interest bearing liabilities. During the quarter, the Bank was able to recognize deferred and/or delinquent interest on loans that became current or refinanced during the period. The increase in the average balance of interest-earning assets was due primarily to a $14.5 million or 17.1% increase in the average balance of loans receivable, net of unearned fees (growth from new loan originations).

Interest on loans receivable, net of unearned fees, increased by $326,000, or 40.2%, for the three months ended June 30, 2018 as compared to the comparable period in 2017, due to a $14.5 million increase in the average balance and a 75 basis point increase in the average yield from 3.83% at June 30, 2017 to 4.58% at June 30, 2018.

Interest on investment securities available-for-sale decreased by $8,000 for the three months ended June 30, 2018 as compared to the comparable period in 2017. There was a 16 basis point decrease in the average yield on investment securities available-for-sale and a $300,000 decrease in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity increased by $4,000 for the three months ended June 30, 2018 as compared to the comparable period in 2017. There was a 25 basis point increase in the average yield on investment securities held-to-maturity and a $1.0 million decrease in the average balance of investment securities held-to-maturity.

Interest paid on certificates of deposit increased by $40,000, or 22.5%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, due to a 21 basis point increase in the average cost of certificates of deposit and $2.5 million increase in the average balance of certificates of deposit outstanding.

Interest on Federal Home Loan Bank of Atlanta advances increased by $38,000, or 165.2%, during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. There was a 71 basis point increase in the average cost of advances due to the rising rate environment and $4.8 million increase in average advances outstanding.

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

	Three Months Ended June 30,
	2018 (unaudited)			2017 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$2,892	$12	1.66%	$7,741	$22	.1.14%
Loans receivable, net of unearned fees	99,165	1,136	4.58	84,702	810	3.83
Investment securities available-for-sale – amortized cost	15,413	98	2.54	15,713	106	2.70
Investment securities held-to-maturity	17,106	123	2.88	18,104	119	2.63
Other interest-earning assets	797	13	6.52	689	8	4.64
Total interest-earning assets	135,373	1,382	4.08	126,949	1,065	3.36
Cash and due from sbanks	1,962			5,020
Allowance for credit losses	(1,430)			(1,285)
Other non-interest-earning assets	9,598			9,325
Total assets	$145,503			$140,009

Interest-bearing liabilities:
Certificates of deposit	$62,151	$218	1.40%	$59,693	$178	1.19%
NOW and money market	20,216	19	.38	23,033	18	.31
Savings	14,780	4	.11	14,536	4	.11
Federal Home Loan Bank advances	15,637	61	1.56	10,846	23	.85
Total interest-bearing liabilities	112,784	302	1.07	108,108	223	.83
Non-interest-bearing demand deposits	1,722			1,341
Other non-interest-bearing liabilities	177			290
Total liabilities	114,683			109,739
Total equity	30,820			30,270
Total liabilities and equity	$145,503			$140,009
Net interest income		$1,080			$842
Interest rate spread			3.01%			2.53%
Net interest margin			3.19%			2.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.03%			117.43%

Provision for Loan Losses. We recorded a negative $225,000 provision for loan losses for the three months ended June 30, 2018, compared to no provision for loan losses for the three months ended June 30, 2017. During the quarter ending June 30, 2018 we had $284,000 of net recoveries of the allowance for loan losses. At June 30, 2018, the allowance for loan losses was $1.4 million, or 1.33% of the total loan portfolio, compared to $1.3 million, or 1.34% of the total loan portfolio, at December 31, 2017.

There was a net loan charge-off recovery of $284,000 during the three months ended June 30, 2018, compared to net loan charge-offs of $19,000 during the three months ended June 30, 2017.

Non-interest Income. Total non-interest income was $78,000 and $96,000 for the three months ended June 30, 2018 and 2017. The decrease in total non-interest income was due to a $26,000 gain on sale of securities recognized in 2017 offset slightly by the increase in late charges received on loans in the current year.

Non-interest Expenses. Total non-interest expenses increased by $101,000, or 11.0%. We had non-interest expenses of $1.0 million for the three months ended June 30, 2018 and $915,000 for the three months ended June 30, 2017. The increase primarily was attributable to a $99,000 increase in salaries and employee benefits, which was predominately due to the $77,000 increase in restricted stock awards expense recognized in the current year as compared to the prior year.

Income Tax Expense. We recorded no income tax expense during the three months ended June 30, 2018 and June 30, 2017. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of June 30, 2018, management reached the same conclusions; however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0%.

Results of Operations for the Six Months Ended June 30, 2018 and 2017

Overview. We had net income of $345,000 for the six months ended June 30, 2018, as compared to a net loss of $8,000 for the six months ended June 30, 2017. The increase in net income for the six months ended June 30, 2018 was primarily due to a negative loan loss provision of $225,000 and an increase in net interest income.

Net Interest Income. Net interest income increased by $315,000, or 18.7%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the increase in average loans outstanding for the period and the increase in yield on average earning assets, offset slightly by the yield on interest bearing liabilities. During the six month period ending June 30, 2018, the Bank was able to recognize deferred and/or delinquent interest on loans that became current or refinanced during the period. The increase in the average balance of interest-earning assets was due primarily to a $12.3 million or 14.4% increase in the average balance of loans receivable, net of unearned fees (growth from new loan originations) offset slightly by the decline in investment securities.

Interest on loans receivable, net of unearned fees increased by $437,000, or 26.5%, for the six months ended June 30, 2018 as compared to the comparable period in 2017, due to a $12.3 million increase in the average balance and a 41 basis point increase in the average yield from 3.86% at June 30, 2017 to 4.27% at June 30, 2018.

Interest on investment securities available-for-sale increased by $42,000 for the six months ended June 30, 2018 as compared to the comparable period in 2017. There was an eight basis point decrease in the average yield on investment securities available-for-sale and $3.7 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $12,000 for the six months ended June 30, 2018 as compared to the comparable period in 2017. There was a 13 basis point increase in the average yield on investment securities held-to-maturity and a $1.7 million decrease in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit increased by $71,000, or 20.1%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, due to a 14 basis point increase in the average cost of certificates of deposit and $4.2 million increase in average certificates of deposit outstanding. The increase in cost of certificates of deposit was due to higher interest rate environment and competition for deposits.

Interest on Federal Home Loan Bank of Atlanta advances increased by $62,000, or 140.9%, during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. There was a 57 basis point increase in the average cost of advances due to the rising rate environment and $4.7 million increase in average advances outstanding.

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

	Six Months Ended June 30,
	2018 (unaudited)			2017 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,691	$27	1.46%	$8,831	$46	1.04%
Loans receivable, net of unearned fees	97,573	2,085	4.27	85,292	1,648	3.86
Investment securities available-for-sale – amortized cost	15,802	198	2.51	12,067	156	2.59
Investment securities held-to-maturity	17,168	248	2.89	18,855	260	2.76
Other interest-earning assets	778	23	5.91	689	14	4.06
Total interest-earning assets	135,012	2,581	3.82	125,734	2,124	3.38
Cash and due from banks	2,496			4,894
Allowance for credit losses	(1,362)			(1,248)
Other non-interest-earning assets	9,407			8,471
Total assets	$145,553			$137,851

Interest-bearing liabilities:
Certificates of deposit	$63,221	$425	1.34%	$59,069	$354	1.20%
NOW and money market	20,594	40	.39	22,461	32	.28
Savings	14,744	8	.11	14,027	7	.10
Federal Home Loan Bank advances	14,547	106	1.46	9,890	44	.89
Total interest-bearing liabilities	113,106	579	1.02	105,447	437	.83
Non-interest-bearing demand deposits	1,619			1,368
Other non-interest-bearing liabilities	323			784
Total liabilities	115,048			107,599
Total equity	30,505			30,252
Total liabilities and equity	$145,553			$137,851
Net interest income		$2,002			$1,687
Interest rate spread			2.80%			2.55%
Net interest margin			2.97%			2.68%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.37%			119.24%

Provision for Loan Losses. We recorded a negative $225,000 provision for loan losses for the six months ended June 30, 2018, compared to no provision for loan losses for the six months ended June 30, 2017. During the six month period ending June 30, 2018 we had $289,000 of net recoveries of the allowance for loan losses. At June 30, 2018, the allowance for loan losses was $1.4 million, or 1.33% of the total loan portfolio, compared to $1.3 million, or 1.34% of the total loan portfolio, at December 31, 2017.

Non-accrual loans amounted to $807,000 at June 30, 2018 compared to $1.6 million at December 31, 2017. The decrease in non-accrual loans of $773,000 was due to $661,000 of principal payments received on non-accrual loans, $347,000 of non-accrual loans returning to accruing status and one new non-accrual loan of $236,000. The new non-accrual loan for the six month period ending June 30, 2018 went to foreclosure in July 2018 and was sold at foreclosure. We anticipate the sale will be ratified by the courts during the fourth quarter of 2018 and we expect to realize a full recovery of all of our principal balance as well as delinquent late charges and collection costs. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 41.5% at June 30, 2018 compared to 34.0% at December 31, 2017. There were net loan recoveries of $289,000 during the six months ended June 30, 2018, compared to net loan recoveries of $4,000 during the six months ended June 30, 2017.

Non-interest Income. Total non-interest income decreased by $25,000, or 14.5%, from $172,000 for the six months ended June 30, 2017 to $148,000 for the six months ended June 30, 2018. The decrease in total non-interest income was due to a $42,000 gain on sale of securities in 2017 offset slightly by increase in charges on loans and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses increased by $162,000, or 8.7%. We had non-interest expenses of $2.0 million for the six months ended June 30, 2018 and $1.9 million for the six months ended June 30, 2017. The increase primarily was attributable to a $147,000 increase in salaries and employee benefits ($77,000 increase in restricted stock awards expense and the remainder due to higher salary expenses).

Income Tax Expense. We recorded no income tax expense during the six months ended June 30, 2018 and June 30, 2017. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of June 30, 2018, management reached the same conclusions; however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0%.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	June 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$796	$930
Non-residential	—	—
Construction and land	11	650
Total	807	1,580
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	341
Total	—	341
Total of non-performing loans and accruing loans 90 days or more past due	807	1,921
Assets acquired through foreclosure	—	—
Ground rents	143	141
Total non-performing assets	950	2,062
Troubled debt restructurings accruing	2,452	2,212
Troubled debt restructurings accruing and total non-performing assets	$3,402	$4,274
Total of non-performing loans and accruing loans past due 90 days or more to total loans	0.80%	2.00%
Total non-performing loans to total assets	0.54	1.07
Total non-performing assets to performing assets	0.63	1.40

Total non-performing loans and accruing troubled debt restructurings to total assets	2.17	2.57
Total non-performing assets and accruing troubled debt restructurings to total assets	2.26	2.90

At June 30, 2018 non-accrual loans consisted of 15 residential mortgage loans totaling $796,000 and one construction and land loan totaling $11,000. The decrease in non-performing loans at June 30, 2018 as compared to December 31, 2017 is primarily the result of $661,000 of principal payments received on non-accrual loans, $347,000 of non-accrual loans returning to accruing status and one new non-accrual loan of $236,000 (currently $229,000 of unpaid principal). The new non-accrual loan for the six month period ending June 30, 2018 went to foreclosure in July 2018 and was sold at foreclosure. We anticipate the sale will be ratified by the courts during the fourth quarter of 2018 and we expect to realize a full recovery of all of our principal balance as well as delinquent late charges and collection costs. We had no loans 90 days or more past due but still accruing at June 30, 2017 and one loan (the new non-accrual loan mentioned above) at December 31, 2017.

At June 30, 2018, our largest non-performing loan relationships consisted of the following:

•	A $229,000 loan secured by a first mortgage residential property in Carroll County. This collateral property had a foreclosure in July 2018 and was sold at foreclosure. We anticipate the sale will be ratified by the courts during the fourth quarter of 2018 and we will have a full recovery of all of our principal balance as well as delinquent late charges and collection costs.

•	A $209,000 loan secured by a first mortgage residential property in Harford County. The loan customer declared bankruptcy and is currently making both pre-petition and post-petition loan payments on this loan.

•	A $191,000 loan secured by a first mortgage residential property in Stafford, Virginia. The loan customer declared bankruptcy and we are currently working through the bankruptcy courts.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At June 30, 2018 and December 31, 2017, we had $2.5 million and $2.2 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At June 30, 2018, our largest accruing troubled debt restructured loan was a $944,000 non-residential loan secured by a first mortgage on a church in Baltimore City. We refinanced the loan in June 2018 to properly amortize the loan by extending the term by approximately three years. We receive certain rental payments from proceeds of a cell tower on the property that are paid directly to us to meet a portion of the debt service requirements on the loan and the church pays the remaining amount each month.

Interest income that would have been recorded for the six months ended June 30, 2018 and 2017 had non-accrual loans been current according to their original terms, amounted to approximately $20,000 and $46,000, respectively. Interest income of $244,000 and $160,000 related to non-accrual loans was included in interest income for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Six Months Ended June 30,
	2018	2017
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,288	$1,218

Charge-Offs:
Residential, home equity lines of credit and consumer	—	(49)
Non-residential	—	(81)
Construction and land loans	—	—
Total charge-offs	—	(130)

Recoveries:
Residential, home equity lines of credit and consumer	5	3
Non-residential	3	131
Construction and land loans	282	—
Total recoveries	290	134

Net charge-offs	(290)	(4)
(Reversal) provision for loan losses	(225)	—
Allowance at end of period	$1,353	$1,222
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	41.49%	27.96%
Allowance for loan losses to total loans at end of period	1.33%	1.39%
Net charge-offs to average loans outstanding during the period	(0.29)%	0.00%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $7.6 million. Securities classified as available-for-sale amounting to $15.1 million at June 30, 2018, provide an additional source of liquidity. In addition, at June 30, 2018, we had the ability to borrow a total of approximately $37.1 million from the Federal Home Loan Bank of Atlanta. At June 30, 2018, we had $21.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at June 30, 2018.

At June 30, 2018, we had $1.0 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2018 totaled $12.5 million, or 20.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2018, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the six months ended June 30, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”) (File No. 000-55341). As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	—		—	—	97,010
May 1-31	—		—	—	97,010
June 1-30	1,720	(2)	14.25	—	97,010
Total	1,720		14.25	—

(1)  On December 8, 2017, the Company announced a program to repurchase up to 97,010 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 97,010 shares or on June 8, 2018 if not all shares have been purchased by that date. On June 4, 2018, the Company announced to extend the program to repurchase up to 97,010 shares of its common stock.

(2) Former bank employees exercised a put option from the Employee Stock Ownership Plan for their vested shares.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	August 8, 2018	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	August 8, 2018	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

