Form 10-Q
period 2018-09-30
MB Bancorp Inc
filed 2018-11-08
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

As of November 8, 2018, there were 1,960,620 shares of common stock outstanding.

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
	2018	2017
(Dollars in thousands)	(unaudited)	(audited)
ASSETS

Assets:
Cash and due from banks	$4,144	$6,603
Interest bearing deposits in other banks	3,521	1,362
Total cash and cash equivalents	7,665	7,965

Other interest-bearing deposits in other banks	747	1,245
Investment securities available-for-sale – at fair value	14,297	16,605
Investment securities held to maturity – amortized cost	16,984	17,410

Loans, net of unearned fees	101,492	95,053
Less allowance for loan losses	(1,373)	(1,288)
Loans, net	100,119	93,765

Real estate ground rents	811	822
Less allowance for credit losses	(141)	(141)
Ground rents, net	670	681

Federal Home Loan Bank stock, at cost	982	754
Property and equipment – net	3,579	3,664
Deferred income taxes	—	—
Bank-owned life insurance	4,664	4,574
Accrued interest receivable and other assets	677	668
TOTAL ASSETS	$150,384	$147,331

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$98,741	$103,308
Federal Home Loan Bank advances	20,000	13,000
Deferred compensation liability	146	159
Accounts payable and other liabilities	512	504
Total liabilities	119,399	116,971

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000
shares; issued and outstanding, 1,960,620 and 1,940,200
shares at September 30, 2018 and December 31, 2017	19	19
Additional paid-in capital	18,312	18,135
Retained earnings - substantially restricted	14,582	13,780
Accumulated other comprehensive loss	(668)	(229)
Unearned ESOP shares	(1,260)	(1,345)

Total stockholders' equity	30,985	30,360

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,384	$147,331

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands, except per share amount)	(unaudited)		(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,200	$869	$3,285	$2,517
Interest on federal funds sold and other investments	11	17	38	63
Interest and dividends on investment securities	231	223	700	653
Total interest income	1,442	1,109	4,023	3,233

INTEREST EXPENSE:
Interest on deposits	250	202	723	595
Interest on short-term borrowings	53	19	104	54
Interest on long term borrowings	29	15	84	24
Total interest expense	332	236	911	673

NET INTEREST INCOME	1,110	873	3,112	2,560

REVERSAL FOR LOAN LOSSES	(295)	—	(520)	—

NET INTEREST INCOME AFTER REVERSAL FOR LOAN LOSSES	1,405	873	3,632	2,560

NON-INTEREST INCOME:
Service charges on deposit accounts	3	4	11	11
Fees and charges on loans	5	7	29	23
Increase in cash surrender value of life insurance	36	39	108	101
Gain on investment securities	—	15	—	57
Ground rent fees	7	8	29	30
Other income	9	10	30	33
Total non-interest income	60	83	207	255

NON-INTEREST EXPENSE:
Salaries and employee benefits	593	521	1,776	1,557
Occupancy expenses	98	107	302	323
Furniture and equipment expenses	11	11	33	30
Legal and professional expenses	94	58	292	267
Data processing and other outside services	71	82	227	236
FDIC insurance premiums	8	8	26	11
Advertising and marketing related expenses	1	2	3	7
Other expenses	123	120	369	345
Total non-interest expenses	999	909	3,028	2,776

INCOME BEFORE INCOME TAXES	466	47	811	39

INCOME TAX EXPENSE	—	—	—	—

NET INCOME	$466	$47	$811	$39

Basic earnings per share	$0.26	$0.03	$0.45	$0.02

Diluted earnings per share	$0.26	$0.03	$0.45	$0.02

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in thousands)	(unaudited)		(unaudited)

NET INCOME	$466	$47	$811	$39
OTHER COMPREHENSIVE (LOSS) INCOME ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	(114)	(42)	(439)	86
Reclassification of gains included in net income	—	(15)	—	(57)
Unrealized gains (losses) arising during the period	(114)	(57)	(439)	29
Income tax benefits on unrealized gains (losses) arising during the period	—	—	—	—
	(114)	(57)	(439)	29
COMPREHENSIVE INCOME (LOSS)	$352	$(10)	$372	$68

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324

Net income	—	—	39	—	—	39
Net unrealized gains on available- for sale securities, net of taxes of ($0)	—	—	—	—	86	86
Repurchase of common stock	—	(121)	(63)	—	—	(184)
Stock-based compensation	—	66	—	85	—	151
BALANCES AT SEPTEMBER 30, 2017	$19	$18,077	$13,746	$(1,373)	$(53)	$30,416

BALANCES AT JANUARY 1, 2018	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360

Net income	—	—	811	—	—	811
Net unrealized loss on available- for sale securities, net of taxes of ($0)	—	—	—	—	(439)	(439)
Repurchase of common stock	—	(16)	(9)	—	—	(25)

Stock-based compensation	—	193	—	85	—	278
BALANCES AT SEPTEMBER 30, 2018	$19	$18,312	$14,582	$(1,260)	$(668)	$30,985

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended
	September 30, September 30,
	2018	2017
(Dollars in thousands)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$811	$39
Adjustment to reconcile net income to net cash provided (used) in operating activities:
Depreciation expense	101	98
Increase in cash surrender value of life insurance	(90)	(79)
Net amortization/accretion of premiums and discounts	56	47
Reversal for loan losses	(520)	—
Provision (reversal) for ground rent losses	1	(10)
Non-cash compensation under stock-based benefit plan	278	151
Increase in accrued interest and other assets	(9)	(51)
Gain on redemption of investment securities	—	(57)
Decrease in deferred compensation liability	(13)	(13)
Increase (decrease) in accounts payable and other liabilities	8	(247)
Net cash provided by (used in) operating activities	623	(122)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks	498	4,980
Purchase of available-for-sale investments	—	(12,835)
Proceeds from calls/repayments of available-for-sale investments	1,808	1,014
Proceeds from sale of available for sale securities	—	1,359
Purchase of held-to-maturity investments	—	(1,732)
Proceeds from maturity/repayments of held-to-maturity investments	431	3,048
Net increase in loans	(5,834)	(2,477)
Proceeds from sale of ground rents	10	4
Purchase of bank-owned life insurance	—	(3,500)
Purchase of property, plant and equipment	(16)	(119)
Purchases of Federal Home Loan Bank stock	(228)	(208)
Net cash used in investing activities	(3,331)	(10,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,567)	3,126
Federal Home Loan Bank advances	33,000	41,000
Federal Home Loan Bank repayments	(26,000)	(37,000)
Repurchase of common stock	(25)	(184)
Net cash provided by financing activities	2,408	6,942

DECREASE IN CASH AND CASH EQUIVALENTS	(300)	(3,646)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,965	9,267
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,665	$5,621

Supplemental cash flow information:
Interest paid	$895	$672
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2018.

Certain prior period information has been reclassified to conform to the current period presentation.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations and cash flows for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2018.

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

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At September 30, 2018 and December 31, 2017, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $811,000 and $822,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At September 30, 2018 and December 31, 2017, the Company had $141,000 and $141,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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

Recognition of Deferred Tax Valuation Allowance

During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. As of September 30, 2018, management again concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of September 30, 2018, management reached the same conclusions; however it is at least reasonably possible that management’s judgement regarding the need for a valuation allowance for deferred tax assets could change in the future.

Management will continue to assess this issue during the 4th quarter of 2018.

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

In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. ASU 2018-11 is not expected to have a significant impact on our financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 will be effective for the Company on January 1, 2020; early adoption is permitted. Entities are also allowed to elect early adoption the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a significant impact on our financial statements.

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	September 30, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(115)	$885
Municipal securities	486	—	(8)	478
Mortgage-backed securities:	13,479	—	(545)	12,934
Total investments available-for-sale	$14,965	$—	$(668)	$14,297

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(55)	$945
Municipal securities	499	—	(2)	497
Mortgage-backed securities:	15,334	—	(171)	15,163
Total investments available-for-sale	$16,833	$—	$(228)	$16,605

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	September 30, 2018 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(947)	$11,553
Mortgage backed securities	4,484	36	(188)	4,332
Total investments held-to-maturity	$16,984	$36	$(1,135)	$15,885

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(424)	$12,076
Mortgage-backed securities	4,910	106	(84)	4,932
Total Investments held-to-maturity	$17,410	$106	$(508)	$17,008

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of September 30, 2018 (unaudited) and December 31, 2017 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At September 30, 2018 (unaudited) and December 31, 2017, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

There were no sales of investment securities for the nine month period ended September 30, 2018. The Bank realized gains of $57,000 on sale of investment securities for the nine month period ended September 30, 2017. Proceeds from sales of available for sale securities totaled $1.4 million for nine month period ended September 30, 2017 with realized gains of $23,000. During the nine month period ended September 30, 2017, the Bank also sold held-to-maturity securities which has a substantial (greater than 85%) portion of the principal paid prior to the sale of the security thus not tainting the remaining held-to-maturity portfolio. Proceeds from sales of held-to-maturity securities totaled $701,000 for the nine month period ended September 30, 2017 with realized gains of $34,000.

	September 30, 2018 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$8,031	$(296)	$7,992	$(437)	$16,023	$(733)
Municipal securities	—	—	478	(8)	478	(8)
U.S. Government securities	961	(39)	11,477	(1,023)	12,438	(1,062)
Total temporarily impaired securities	$8,992	$(335)	$19,947	$(1,468)	$28,939	$(1,803)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,443	$(117)	$4,499	$(138)	$17,942	$(255)
Municipal securities	497	(2)	—	—	497	(2)
U.S. Government securities	987	(13)	12,034	(466)	13,021	(479)
Total temporarily impaired securities	$14,927	$(132)	$16,533	$(604)	$31,460	$(736)

The scheduled maturities of debt securities at September 30, 2018 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$1,000	$961
Due over five years through ten years	11,500	10,592
Due after ten years	1,486	1,363
Mortgage-backed securities	17,963	17,266
Total	$31,949	$30,182

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$77,190	$74,266
Multi-family	1,206	1,243
Total	78,396	75,509
Non-residential	15,882	13,183
Construction and land loans	2,759	3,240
Home equity line of credit (“HELOC”)	3,373	3,471
Commercial, Consumer and other loans:
Commercial loans	2,031	296
Loans to depositors, secured by savings	31	128
	102,472	95,827
Add:
Net (discount) premium on purchased loans	—	1
Unamortized net deferred costs	46	41
Less:
Undisbursed portion of construction loans	(958)	(741)
Unearned net loan origination fees	(68)	(75)
Less allowance for loan losses	(1,373)	(1,288)
Loans receivable, net	$100,119	$93,765

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

Unallocated Allowance. Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of September 30, 2018, we had approximately $360,000 of unallocated reserves as compared to $155,000 as of December 31, 2017 and $147,000 as of September 30, 2017.

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance, July 1, 2018	$965	$369	$19	$1,353
Charge-offs	(7)	—	(36)	(43)
Recoveries	—	—	358	358
(Reverse) Provisions	110	(83)	(322)	(295)

Ending balance, September 30, 2018	$1,068	$286	$19	$1,373

Beginning balance, January 1, 2018	$1,043	$158	$87	$1,288
Charge-offs	(7)	—	(36)	(43)
Recoveries	6	2	640	648
(Reverse) Provisions	26	126	(672)	(520)
Ending balance, September 30, 2018	$1,068	$286	$19	$1,373
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$965	$369	$19	$1,353
Loans:
Ending balance: individually evaluated for impairment	$2,070	$1,249	$436	$3,755
Ending balance: collectively evaluated for impairment	$81,761	$14,633	$2,323	$98,717

Allowance for loan losses and recorded investment in loans for the three and nine months ended September 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance, July 1, 2017	$1,035	$134	$53	$1,222
Charge-offs	(24)	—	—	(24)
Recoveries	—	—	—	—
Provisions	(58)	24	34	—

Ending balance, September 30, 2017	$953	$158	$87	$1,198

Beginning balance, January 1, 2017	$973	$158	$87	$1,218
Charge-offs	(73)	(81)	—	(154)
Recoveries	3	—	131	134
Provisions	50	81	(131)	—
Ending balance, September 30, 2017	$953	$158	$87	$1,198
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$30
Ending balance: collectively evaluated for impairment	$923	$158	$87	$1,168
Loans:
Ending balance: individually evaluated for impairment	$2,867	$2,028	$1,148	$6,043
Ending balance: collectively evaluated for impairment	$74,209	$7,995	$2,161	$84,365

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$1,218
Charge-offs	(85)	(81)	—	(166)
Recoveries	105	—	131	236
Provisions	50	(36)	(131)	—
Ending balance	$1,043	$158	$87	$1,288
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$30
Ending balance: collectively evaluated for impairment	$1,013	$158	$87	$1,258
Loans:
Ending balance: individually evaluated for impairment	$2,179	$1,154	$1,094	$4,427
Ending balance: collectively evaluated for impairment	$77,225	$12,029	$2,146	$91,400

Credit risk profile by internally assigned classification as of September 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-classified	$79,956	$14,734	$2,095	$96,785
Special mention	2,477	171	236	2,884
Substandard	1,398	977	428	2,803
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$83,831	$15,882	$2,759	$102,472

Credit risk profile by internally assigned classification as of December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$74,808	$11,181	$1,910	$87,899
Special mention	2,060	—	236	2,296
Substandard	2,536	2,002	1,094	5,632
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$79,404	$13,183	$3,240	$95,827

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of the three and for the nine months ended September 30, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,070	$1,249	$436	$3,755
Unpaid principal balance	2,308	1,383	640	4,331
Average recorded investment, for the three months ended September 30, 2018	2,287	1,253	439	3,979
Interest income recognized	30	9	8	47
Interest income foregone	3	—	—	3
Average recorded investment, for the nine months ended September 30, 2018	2,257	1,188	713	4,158
Interest income recognized	101	18	25	144
Interest income foregone	8	—	—	8
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the three months ended September 30, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Average recorded investment, for the nine months ended September 30, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—

Total
Recorded investment	2,070	1,249	436	3,755
Unpaid principal balance	2,308	1,383	640	4,331
Related allowance	—	—	—	—
Average recorded investment, for the three months ended September 30, 2018	2,287	1,253	439	3,979
Interest income recognized	30	9	8	47
Interest income foregone	3	—	—	3
Average recorded investment, for the nine months ended September 30, 2018	2,257	1,188	713	4,158
Interest income recognized	101	18	25	144
Interest income foregone	8	—	—	8

Impaired loans as of the three and for the nine months ended September 30, 2017 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,507	$2,028	$1,148	$5,683
Unpaid principal balance	2,872	2,339	2,189	7,400
Average recorded investment, for the three months ended September 30, 2017	2,657	1,364	1,165	5,186
Interest income recognized	41	23	7	71
Interest income foregone	4	—	12	16
Average recorded investment, for the nine months ended September 30, 2017	2,703	1,287	1,376	5,366
Interest income recognized	142	70	34	246
Interest income foregone	20	—	42	62
With an allowance recorded:
Recorded investment	360	—	—	360
Unpaid principal balance	360	—	—	360
Related allowance	3	—	—	3
Average recorded investment, for the three months ended September 30, 2017	361	—	—	361
Interest income recognized	18	—	—	18
Interest income foregone	1	—	—	1
Average recorded investment, for the nine months ended September 30, 2017	352	—	—	352
Interest income recognized	38	—	—	38
Interest income foregone	1	—	—	1

Total
Recorded investment	2,867	2,028	1,148	6,043
Unpaid principal balance	3,232	2,339	2,289	7,760
Related allowance	3	—	—	3
Average recorded investment, for the three months ended September 30, 2017	3,018	1,364	1,165	5,547
Interest income recognized	59	23	7	89
Interest income foregone	5	—	12	17
Average recorded investment, for the nine months ended September 30, 2017	3,055	1,287	1,376	5,718
Interest income recognized	180	70	34	284
Interest income foregone	21	—	42	63

Impaired loans as of and for the year ended December 31, 2017 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,823	$1,154	$1,094	$4,071
Unpaid principal balance	2,421	2,026	2,137	6,584
Average recorded investment, for the twelve months ended December 31, 2017	2,511	1,468	1,310	5,289
Interest income recognized	179	92	41	312
Interest income foregone	8	4	53	65
With an allowance recorded:
Recorded investment	356	—	—	356
Unpaid principal balance	357	—	—	357
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	354	—	—	354
Interest income recognized	57	—	—	57
Interest income foregone	—	—	—	—

Total
Recorded investment	2,179	1,154	1,094	4,427
Unpaid principal balance	2,778	2,026	2,137	6,941
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	2,865	1,468	1,310	5,643
Interest income recognized	236	92	41	369
Interest income foregone	8	4	53	65

An aged analysis of past due loans as of September 30, 2018 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$83,526	$15,882	$2,759	$102,167
30 - 59 days past due	2	—	—	2
60 - 89 days past due	3	—	—	3
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	300	—	—	300
Total past due	305	—	—	305
Total	$83,831	$15,882	$2,759	$102,472

An aged analysis of past due loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Current	$78,710	$13,183	$2,609	$94,502
30 - 59 days past due	115	—	—	115
60 - 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	341	—	—	341
Greater than 90 days past due	238	—	631	869
Total past due	694	—	631	1,325
Total	$79,404	$13,183	$3.240	$95,827

Non-performing loans as of September 30, 2018 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$262	$—	$8	$270
Other non-accrual loans	256	—	—	256
Total non-accrual loans	518	—	8	526
Accruing troubled debt restructured loans	1,340	1,087	—	2,427
Total	$1,858	$1,087	$8	$2,953

Non-performing loans as of December 31, 2017 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$427	$—	$649	$1,076
Other non-accrual loans	430	74	—	504
Total non-accrual loans	857	74	649	1,580
Accruing troubled debt restructured loans	1,059	1,153	—	2,212
Total	$1,916	$1,227	$649	$3,792

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

There was a refinance of an existing performing TDR ($944,000) during the nine months ended September 30, 2018 and there was no troubled debt restructurings during the nine months ended September 30, 2017 (unaudited). The loan that was refinanced experienced hardships from October 2011 through July 2013 whereby the borrowers could not make their scheduled payments and was modified in November 2013 becoming a TDR at that time. The loan performed in accordance with the modification; however the missed payments were deferred and became a balloon payment at maturity.

In June 2018, the loan was refinanced and included all of the past deferred payments as well as the accrued late charges and legal expenses since there was sufficient collateral. The rate on the refinance did not change however the term was extended by approximately 3 years.

There were no troubled debt restructures that subsequently defaulted during the nine months ended September 30, 2018 and 2017 (unaudited).

Loans serviced by the Bank for the benefit of others totaled $240,000 and $401,000 at September 30, 2018 (unaudited) and December 31, 2017, respectively.

Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $104,000 as of September 30, 2018 (unaudited).

5.  OTHER REAL ESTATE OWNED

The balance in other real estate owned at September 30, 2018 (unaudited) and December 31, 2017 was zero.

The activity in residential other real estate owned is as follows:

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.  DEPOSITS

Deposits are summarized as follows:

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,670	$1,542
NOW and Money market	20,718	21,481
Savings	13,738	14,718
Certificates of deposit	62,615	65,567
Total deposits	$98,741	$103,308

The aggregate amount of time deposits in denominations greater than $250,000 as of September 30, 2018 (unaudited) and December 31, 2017 was $2,955,000 and $3,165,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At September 30, 2018 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2018	$9,422
2019	29,175
2020	10,164
2021	8,287
2022	4,096
2023	1,471
Total	$62,615

Executive officers’ and directors’ deposits were $583,000 and $330,000 at September 30, 2018 (unaudited) and December 31, 2017, respectively.

7.  INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$6	$9
Allowance for credit losses	378	355
Deferred compensation	40	44
Severance payments	36	60
Restricted stock awards	—	14
Allowance for ground rents	39	39
Allowance for delinquent mortgage interest	14	101
Contribution carryforward	3	2
Net operating loss carryforward	1,314	1,354
Unrealized loss on available-for-sale securities	—	—
Total deferred tax assets	1,830	1,978
Valuation allowance	(1,688)	(1,883)
Deferred tax assets after valuation allowance	142	95
Deferred tax liabilities:
Depreciation	101	95
Restricted Stock Awards	41
ESOP	—	—
Total deferred tax liabilities	142	95
Net deferred tax assets	$—	$—

Management evaluates deferred tax assets annually.

The provision for income taxes is comprised of the following:

	September 30, 2018	September 30, 2017
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$—	$(17)
Deferred tax	—	17
Total	$—	$—

At September 30, 2018, the Bank had approximately $4,500,000 in federal and $5,000,000 in state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2033. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.

Valuation allowance for deferred taxes for the nine months ended September 30, 2018 (unaudited) and December 31, 2017 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2017	$(2,608)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	725
Balance of December 31, 2017	$(1,883)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	195
Balance of September 30, 2018	$(1,688)

As of December 31, 2017 and September 30, 2018, the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance.  Management’s evaluation included: management’s ability to fully implement our strategic plan, additional expenses incurred as the result of becoming a public company; and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset entire deferred tax asset.

8.   STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan’’). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At September 30, 2018, there were 74,640 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.

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

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2017 and the period ended September 30, 2018 are as follows:

		Weighted- Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,500	$13.40
Granted	50,000	15.29
Vested	1,250	13.40
Forfeited	-	-
Nonvested at December 31, 2017	51,250	$15.24

Nonvested at January 1, 2018	51,250	$15.24
Granted	22,140	16.90
Vested	11,250	15.08
Forfeited	-	-
Nonvested at September 30, 2018	62,140	$15.86

Fair Value of shares vested	$223,125

The following table outlines the vesting schedule of the nonvested restricted stock awards as of September 30, 2018:

Year Ending December 31,	Number of restricted shares
2018	—
2019	14,428
2020	14,428
2021	14,428
2022	14,428
2023	4,428
62,140

The Company recorded restricted stock awards expense of $135,550 and $22,793 for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there was $967,260 of total unrecognized compensation cost related to nonvested shares granted under the 2016 Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 4.29 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of September 30, 2018 and December 31, 2017 that the Bank met all capital adequacy requirements to which it is subject.

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

The following table presents the Bank’s capital position based on the September 30, 2018 (unaudited) and December 31, 2017 financial statements and the current capital requirements:

	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Under the Prompt Corrective Action Provisions		To be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018:
Total risk-based capital (to risk-weighted assets)	$26,282	31.59%	$8,216	9.875%	$8,320	10.00%
Tier I capital (to risk-weighted assets)	25,238	30.33	6,553	7.875	6,657	8.00
Tier I capital (to adjusted total assets)	25,238	17.11	5,000	4.000	7,375	5.00
Common equity tier 1 capital (to risk weighted assets)	25,238	30.33	5,305	6.375	5,408	6.50

As of December 31, 2017:
Total risk-based capital (to risk-weighted assets)	$24,934	32.58%	$7,078	9.25%	$7,653	10.00%
Tier I capital (to risk-weighted assets)	23,974	31.33	5,548	7.25	6,122	8.00
Tier I capital (to adjusted total assets)	23,974	16.55	5,795	4.00	7,243	5.00
Common equity tier 1 capital (to risk weighted assets)	23,974	31.33	4,400	5.75	4,974	6.50

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Total Company equity capital	$30,985	$30,360
LESS: Parent Only Equity	6,415	6,615
LESS: Net unrealized (losses) gains on available-for-sale securities	(668)	(229)
Tier 1 Capital	$25,238	$23,974
Tier 1 Capital	$25,238	$23,974
Allowance for loan and lease losses includible in Tier 2 capital	1,044	960
Total risk-based capital	$26,282	$24,934

10.  OTHER COMPREHENSIVE INCOME

The following table presents the components of other comprehensive gains and losses for the nine months ended September 30, 2018 and 2017 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Nine Months Ended September 30, 2018 (unaudited)
Net unrealized losses on securities available-for-sale	$(439)	$-	$(439)
Other Comprehensive Loss	$(439)	$-	$(439)
Nine Months Ended September 30, 2017 (unaudited)
Net unrealized gains on securities available-for-sale	$86	$—	$86
Other Comprehensive Gain	$86	$—	$86

The following table presents the changes in each components of accumulated other comprehensive income, net of tax, for the nine months ended September 30, 2018 and 2017 (unaudited).

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2018 (unaudited)
Balance at Beginning of Year	$(229)	$(229)
Other comprehensive loss	(439)	(439)
Balance at End of Period	$(668)	$(668)

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Income
Nine Months Ended September 30, 2017 (unaudited)
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive gain	86	86
Balance at End of Period	$(53)	$(53)

The following table presents the amount reclassified out of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 (unaudited).

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
	September 30, 2018	September 30, 2017
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$—	$(57)	Realized gain on redemption of investment securities

	-	-	Provision for Income Tax
	$—	$(57)	Net of Tax

Total Reclassifications for the Period	$—	$(57)	Net of Tax

11.  EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$466	1,820,915	$0.26

Diluted EPS
Effect of dilutive shares	-	-	-

Net income available to shareholders	$466	1,820,915	$0.26

	Nine Months Ended September 30, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Numerator)	Shares (Denominato)	Per Share Amount

Basic EPS
Net income available to shareholders	$811	1,812,654	$0.45

Diluted EPS
Effect of dilutive shares	—	—	—

Net income available to shareholders	$811	1,812,654	$0.45

	Three Months Ended September 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$47	1,763,983	$0.03

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$47	1,763,983	$0.03

	Nine Months Ended September 30, 2017 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$39	1,755,437	$0.02

Diluted EPS
Effect of dilutive shares	-	-	-

Net loss available to shareholders	$39	1,755,437	$0.02

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

Loans. The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At September 30, 2018 and December 31, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at September 30, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$885	$—	$885	$—	$—	$—
U.S. Municipal securities	478	—	478	—	—	—
Mortgage-backed securities	12,934	—	12,934	—	—	—
Total assets measured at fair value on a recurring basis	$14,297	$—	$14,297	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings

Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$945	$—	$945	$—	$—	$—
Municipal securities	497	—	497	—	—	—
Mortgage-backed securities	15,163	—	15,163	—	—	—
Total assets measured at fair value on a recurring basis	$16,605	$—	$16,605	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at September 30, 2018 (unaudited) Using:
Description (Dollars in thousands)	Fair Value September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,070	$—	$2,070	$—	$—	$—
Commercial	1,249	—	1,249	—	—	—
Land	436	—	436	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$3,755	$—	$3,755	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,149	$—	$1,822	$327	$—	$—
Commercial	1,154	—	1,154	—	—	—
Land	1,094	—	1,094	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,397	$—	$4,070	$327	$—	$—

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rates ranging from 3.00% to 4.00% discounted at contractual rates ranging from 5.25% to 7.375%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at September 30, 2018 (unaudited) and December 31, 2017 are as follows:

	Carrying Value September 30, 2018	Fair Value September 30, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
(Dollars in thousands)	(unaudited)	(unaudited)
ASSETS
Cash, interest bearing deposits and federal funds sold	$4,144	$4,144	$—	$4,144	$—
Other interest bearing deposits in other banks	4,268	4,268	—	4,268	—
Investment securities	31,281	30,182	—	30,182	—
Federal Home Loan Bank stock	982	982	—	982	—
Loans, net	100,119	99,288	—	3,755	95,533
Bank owned life insurance	4,664	4,664	—	4,664	—
Accrued interest receivable	478	478	—	478	—
LIABILITIES
Deposits	$98,741	$97,693	$—	$—	$97,693
FHLB advances	20,000	19,997	—	—	19,997

(Dollars in thousands)	Carrying Value December 31, 2017	Fair Value December 31, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$6,603	$6,603	$—	$6,603	$—
Other interest bearing deposits in other banks	2,607	2,607	—	2,607	—
Investment securities	34,015	33,613	—	33,613	—
Federal Home Loan Bank stock	754	754	—	754	—
Loans, net	93,765	94,009	—	4,070	89,939
Bank owned life insurance	4,574	4,574	—	4,574	—
Accrued interest receivable	394	394	—	394	—
LIABILITIES
Deposits	$103,308	$99,719	$—	$—	$99,719
FHLB advances	13,000	12,978	—	—	12,978

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of September 30, 2018 (unaudited) and December 31, 2017:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At September 30, 2018, we had total assets of $150.4 million, total deposits of $98.7 million and total equity of $31.0 million.

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

Balance Sheet Analysis

Assets. At September 30, 2018, our assets totaled $150.4 million, an increase of $3.1 million, or 2.1%, from total assets of $147.3 million at December 31, 2017. The increase in assets for the nine months ended September 30, 2018 was due mainly to a $6.4 million, or 6.8%, increase in loans outstanding, partially offset by a $2.7 million, or 8.0% decrease in investment securities.

Loans. At September 30, 2018, residential mortgage loans totaled $78.4 million, or 76.5% of the total loan portfolio compared to $75.5 million, or 78.8% of the total loan portfolio at December 31, 2017. Residential mortgage loans increased by $2.9 million, or 3.8%, during the nine months ended September 30, 2018 primarily due to increased levels of new loan originations. Residential loan originations during the nine months ended September 30, 2018 was $11.3 million as compared to $9.8 million for the comparable period for the prior year.

Non-residential real estate loans totaled $15.9 million, or 15.5% of total loans at September 30, 2018, compared to $13.2 million, or 13.8% of total loans, at December 31, 2017. Non-residential mortgage loans increased by $2.7 million, or 20.5%, during the nine months ended September 30, 2018 primarily due to increased loan originations.

Construction and land loans totaled $2.8 million, and represented 2.7% of total loans, at September 30,

2018, compared to $3.2 million, or 3.4% of total loans, at December 31, 2017. At September 30, 2018, we had $1.6 million of construction loans, amounting to 55.2% of our construction and land loan portfolio, and $1.2 million of land loans, amounting to 44.8% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $3.4 million, or 3.3% of total loans, at September 30, 2018, compared to $3.5 million, or 3.6% of total loans, at December 31, 2017.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $2.1 million at September 30, 2018, representing less than 2.1% of the loan portfolio as compared to $424,000 at December 31, 2017.

Securities. At September 30, 2018, our securities available-for-sale, recorded at fair value, decreased by $2.3 million, or 13.9%, from $16.6 million at December 31, 2017 to $14.3 million at September 30, 2018. The decrease is due to the payments during the year. Securities available-for-sale at September 30, 2018 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and a taxable state municipal bond. At September 30, 2018, our securities held-to-maturity decreased by $426,000, or 2.4%, from $17.4 million at December 31, 2017 to $17.0 million at September 30, 2018. Securities held-to-maturity at September 30, 2018 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At September 30, 2018, we also held a $1.0 million investment in the common stock of the Federal Home Loan Bank of Atlanta. At September 30, 2018, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $670,000 at September 30, 2018 compared to $681,000 at December 31, 2017.

Deposits. Total deposits decreased by $4.6 million, or 4.4%, to $98.7 million at September 30, 2018 from $103.3 million at December 31, 2017. Balances in non-interest-bearing deposits increased by $128,000, or 8.3%, from $1.5 million at December 31, 2017. Interest-bearing deposits decreased by $4.7 million, or 4.6%, to $96.2 million at September 30, 2018 compared to $101.8 million at December 31, 2017. As deposits are becoming more competitive, we are relying on short-term FHLB advances to fund our loan growth in the current period.

Borrowings. At September 30, 2018, we had $20.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $13.0 million at December 31, 2017, a $7.0 million, or 53.8% increase in FHLB advances. During the nine months ending September 30, 2018, we had the following advances: a $4.0 million advance maturing on December 14, 2018 with a 1.41% rate, a $5.0 million advance maturing on October 6, 2027 (callable on October 6, 2018) with a 1.10% rate, and a $11.0 million daily rate credit advance with a 2.43% rate. FHLB advances increased to fund our loan growth and were used as an alternative to higher costs certificates of deposit.

Equity. Equity increased by $625,000, or 2.1%, to $31.0 million at September 30, 2018 from $30.4 million at December 31, 2017 primarily due to the increase in net income, offset slightly by the decrease in accumulated other comprehensive loss and by the repurchase of common shares during the nine months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Overview. We had net income of $466,000 for the three months ended September 30, 2018, as compared to net income of $47,000 for the three months ended September 30, 2017. The increase in net income for the three months ended September 30, 2018 was primarily due to a negative loan loss provision of $295,000 and an increase in net interest income.

Net Interest Income. Net interest income increased by $237,000, or 27.1%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the increase in average loans outstanding for the period and the increase in yield on average earning assets offset slightly by the yield on interest bearing liabilities. During the quarter, the Bank was able to recognize deferred and/or delinquent interest on loans that became current or refinanced during the period. The increase in the average balance of interest-earning assets was due primarily to a $12.6 million or 14.3% increase in the average balance of loans receivable, net of unearned fees (growth from new loan originations).

Interest on loans receivable, net of unearned fees, increased by $331,000, or 38.1%, for the three months ended September 30, 2018 as compared to the comparable period in 2017, due to a $12.6 million increase in the average balance and a 82 basis point increase in the average yield from 3.93% at September 30, 2017 to 4.75% at September 30, 2018.

Interest on investment securities available-for-sale increased by $4,000 for the three months ended September 30, 2018 as compared to the comparable period in 2017. There was a 23 basis point increase in the average yield on investment securities available-for-sale and a $846,000 decrease in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $5,000 for the three months ended September 30, 2018 as compared to the comparable period in 2017. There was a seven basis point decrease in the average yield on investment securities held-to-maturity and a $310,000 decrease in the average balance of investment securities held-to-maturity.

Interest paid on certificates of deposit increased by $53,000, or 30.3%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, due to a 30 basis point increase in the average cost of certificates of deposit and $2.5 million increase in the average balance of certificates of deposit outstanding.

Interest on Federal Home Loan Bank of Atlanta advances increased by $49,000, or 148.5%, during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. There was a 43 basis point increase in the average cost of advances due to the rising rate environment and $8.7 million increase in average advances outstanding.

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

	Three Months Ended September 30,
	2018 (unaudited)			2017 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$2,671	$11	1.65%	$5,578	$17	1.22%
Loans receivable, net of unearned fees	101,024	1,200	4.75	88,405	869	3.93
Investment securities available-for-sale – amortized cost	14,852	93	2.50	15,698	89	2.27
Investment securities held-to-maturity	16,948	123	2.90	17,258	128	2.97
Other interest-earning assets	923	15	6.50	539	6	4.45
Total interest-earning assets	136,418	1,442	4.23	127,478	1,109	3.48
Cash and due from banks	2,595			3,464
Allowance for credit losses	(1,408)			(1,222)
Other non-interest-earning assets	10,049			9,437
Total assets	$147,654			$139,157

Interest-bearing liabilities:
Certificates of deposit	$60,794	$228	1.50%	$58,296	$175	1.20%
NOW and money market	20,414	19	.37	22,971	24	.42
Savings	14,242	3	.08	15,185	4	.11
Federal Home Loan Bank advances	18,609	82	1.76	9,924	33	1.33
Total interest-bearing liabilities	114,059	332	1.16	106,376	236	.89
Non-interest-bearing demand deposits	1,699			1,676
Other non-interest-bearing liabilities	688			503
Total liabilities	116,446			108,555
Total equity	31,208			30,602
Total liabilities and equity	$147,654			$139,157
Net interest income		$1,110			$873
Interest rate spread			3.06%			2.59%
Net interest margin			3.25%			2.74%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.60%			119,84%

Provision for Loan Losses. We recorded a negative $295,000 provision for loan losses for the three months ended September 30, 2018, compared to no provision for loan losses for the three months ended September 30, 2017. The primary reason for this negative provision during the quarter ending September 30, 2018 occurred because we had $315,000 of net recoveries of the allowance for loan losses, which created a significant over reserve in the allowance. At September 30, 2018, the allowance for loan losses was $1.4 million, or 1.34% of the total loan portfolio, compared to $1.3 million, or 1.34% of the total loan portfolio, at December 31, 2017.

Non-interest Income. Total non-interest income was $60,000 and $83,000 for the three months ended September 30, 2018 and 2017. The decrease in total non-interest income was due to a $15,000 gain on sale of securities recognized in 2017.

Non-interest Expenses. Total non-interest expenses increased by $90,000, or 9.9%. We had non-interest expenses of $1.0 million for the three months ended September 30, 2018 and $909,000 for the three months ended September 30, 2017. The increase primarily was attributable to a $72,000 increase in salaries and employee benefits, which was predominately due to the $36,000 increase in restricted stock awards expense recognized in the current year as compared to the prior year, and increase in legal and professional fees.

Income Tax Expense. We recorded no income tax expense during the three months ended September 30, 2018 and September 30, 2017. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of September 30, 2018, management reached the same conclusions; however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for each of these respective periods was 0%.

Results of Operations for the Nine Months Ended September 30, 2018 and 2017

Overview. We had net income of $811,000 for the nine months ended September 30, 2018, as compared to a net income of $39,000 for the nine months ended September 30, 2017. The increase in net income for the nine months ended September 30, 2018 was primarily due to a negative loan loss provision of $520,000 and an increase in net interest income.

Net Interest Income. Net interest income increased by $552,000, or 21.6%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the increase in average loans outstanding for the period and the increase in yield on average earning assets, offset slightly by the yield on interest bearing liabilities. During the nine month period ending September 30, 2018, the Bank was able to recognize deferred and/or delinquent interest on loans that became current or refinanced during the period. The increase in the average balance of interest-earning assets was due primarily to a $12.4 million or 14.4% increase in the average balance of loans receivable, net of unearned fees (growth from new loan originations) offset slightly by the decline in investment securities.

Interest on loans receivable, net of unearned fees increased by $768,000, or 30.5%, for the nine months ended September 30, 2018 as compared to the comparable period in 2017, due to a $12.4 million increase in the average balance and a 55 basis point increase in the average yield from 3.89% at September 30, 2017 to 4.44% at September 30, 2018.

Interest on investment securities available-for-sale increased by $59,000 for the nine months ended September 30, 2018 as compared to the comparable period in 2017. There was an 18 basis point increase in the average yield on investment securities available-for-sale and $2.2 million increase in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $30,000 for the nine months ended September 30, 2018 as compared to the comparable period in 2017. There was a three basis point decrease in the average yield on investment securities held-to-maturity and a $1.2 million decrease in the average balance of investment securities held-to-maturity.

Interest on certificates of deposit increased by $124,000, or 23.4%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, due to a 20 basis point increase in the average cost of certificates of deposit and $3.6 million increase in average certificates of deposit outstanding. The increase in cost of certificates of deposit was due to higher interest rate environment and competition for deposits.

Interest on Federal Home Loan Bank of Atlanta advances increased by $111,000, or 144.2%, during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. There was a 53 basis point increase in the average cost of advances due to the rising rate environment and $6.0 million increase in average advances outstanding.

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

	Nine Months Ended September 30,
	2018 (unaudited)			2017 (unaudited)
	Average	Interest and	Yield/	Average	Interest and	Yield/
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,347	$38	1.51%	$7,735	$63	1.09%
Loans receivable, net of unearned fees	98,735	3,285	4.44	86,341	2,517	3.89
Investment securities available-for-sale – amortized cost	15,482	291	2.51	13,291	232	2.33
Investment securities held-to-maturity	17,094	371	2.89	18,317	401	2.92
Other interest-earning assets	827	38	6.13	557	20	4.79
Total interest-earning assets	135,485	4,023	3.96	126,241	3,233	3.41
Cash and due from banks	2,529			4,412
Allowance for credit losses	(1,377)			(1,239)
Other non-interest-earning assets	10,026			8,877
Total assets	$146,663			$138,291

Interest-bearing liabilities:
Certificates of deposit	$62,404	$653	1.40%	$58,809	$529	1.20%
NOW and money market	20,533	59	.38	22,633	56	.33
Savings	14,574	11	.10	14,417	11	.10
Federal Home Loan Bank advances	15,916	188	1.57	9,901	77	1.04
Total interest-bearing liabilities	113,427	911	1.07	105,760	673	.85
Non-interest-bearing demand deposits	1,646			1,471
Other non-interest-bearing liabilities	714			723
Total liabilities	115,787			107,954
Total equity	30,876			30,337
Total liabilities and equity	$146,663			$138,291
Net interest income		$3,112			$2,560
Interest rate spread			2.89%			2.57%
Net interest margin			3.06%			2.70%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.45%			119.37%

Provision for Loan Losses. We recorded a negative $520,000 provision for loan losses for the nine months ended September 30, 2018, compared to no provision for loan losses for the nine months ended September 30, 2017. The primary reason for this negative provision during the nine month period ending September 30, 2018 occurred because we had $605,000 of net recoveries of the allowance for loan losses, which created a significant over reserve in the allowance. At September 30, 2018, the allowance for loan losses was $1.4 million, or 1.34% of the total loan portfolio, compared to $1.3 million, or 1.34% of the total loan portfolio, at December 31, 2017.

Non-accrual loans amounted to $526,000 at September 30, 2018 compared to $1.6 million at December 31, 2017. The decrease in non-accrual loans of $1.1 million was due to $936,000 of principal payments received on non-accrual loans, $359,000 of non-accrual loans returning to accruing status and two new non-accrual loans of $284,000 ($236,000 occurred in the 2nd quarter of 2018 and the other non-accrual loan ($48,000) occurred in the 3rd quarter of 2018). The new non-accrual loan ($236,000) for the six month period ending June 30, 2018 went to foreclosure in July 2018 and was sold at foreclosure. During the third quarter of 2018, we received a full principal payoff on this loan and anticipate receiving delinquent charges and collection costs for this loan during the fourth quarter of 2018. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 46.5% at September 30, 2018 compared to 34.0% at December 31, 2017. There were net loan recoveries of $605,000 during the nine months ended September 30, 2018, compared to net loan recoveries of $4,000 during the nine months ended September 30, 2017.

Non-interest Income. Total non-interest income decreased by $48,000, or 18.8%, from $255,000 for the nine months ended September 30, 2017 to $207,000 for the nine months ended September 30, 2018. The decrease in total non-interest income was due to a $57,000 gain on sale of securities in 2017 offset slightly by increase in charges on loans and increased income from bank-owned life insurance.

Non-interest Expenses. Total non-interest expenses increased by $252,000, or 9.1%. We had non-interest expenses of $3.0 million for the nine months ended September 30, 2018 and $2.8 million for the nine months ended September 30, 2017. The increase primarily was attributable to a $219,000 increase in salaries and employee benefits ($113,000 increase in restricted stock awards expense and the remainder due to higher salary expenses).

Income Tax Expense. We recorded no income tax expense during the nine months ended September 30, 2018 and September 30, 2017. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. As of September 30, 2018, management reached the same conclusions; however it is at least reasonably possible that management’s judgment regarding the need for a valuation allowance for deferred tax assets could change in the future. The effective tax rate for these respective periods was 0%.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	September 30, 2018	December 31, 2017
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$518	$930
Non-residential	—	—
Construction and land	8	650
Total	526	1,580
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	341
Total	—	341
Total of non-performing loans and accruing loans 90 days or more past due	526	1,921
Assets acquired through foreclosure	—	—
Ground rents	141	141
Total non-performing assets	667	2,062
Troubled debt restructurings accruing	2,427	2,212
Troubled debt restructurings accruing and total non-performing assets	$3,094	$4,274
Total of non-performing loans and accruing loans past due 90 days or more to total loans	0.51%	2.00%
Total non-performing loans to total assets	0.35	1.07
Total non-performing assets to total assets	0.44	1.40

Total non-performing loans and accruing troubled debt restructurings to total assets	1.96	2.57
Total non-performing assets and accruing troubled debt restructurings to total assets	2.06	2.90

At September 30, 2018 non-accrual loans consisted of 11 residential mortgage loans totaling $518,000 and one construction and land loan totaling $8,000. The decrease in non-performing loans at September 30, 2018 as compared to December 31, 2017 is primarily the result of $936,000 of principal payments received on non-accrual loans, $359,000 of non-accrual loans returning to accruing status and two new non-accrual loans of $284,000 (as of the date of this filing $48,000 of unpaid principal remains, as one loan has paid off with payoff amount included above). We had no loans 90 days or more past due but still accruing at September 30, 2018 and one loan (the new non-accrual loan mentioned above) at December 31, 2017.

At September 30, 2018, our largest non-performing loan relationships consisted of the following:

•	A $208,000 loan secured by a first mortgage residential property in Harford County. The loan customer declared bankruptcy and is currently making both pre-petition and post-petition loan payments on this loan.

•	A $191,000 loan secured by a first mortgage residential property in Stafford, Virginia. The loan customer declared bankruptcy and we are currently working through the bankruptcy courts.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At September 30, 2018 and December 31, 2017, we had $2.4 million and $2.2 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At September 30, 2018, our largest accruing troubled debt restructured loan was a $936,000 non-residential loan secured by a first mortgage on a church in Baltimore City. We refinanced the loan in June 2018 to properly amortize the loan by extending the term by approximately three years. We receive certain rental payments from proceeds of a cell tower on the property that are paid directly to us to meet a portion of the debt service requirements on the loan and the church pays the remaining amount each month.

Interest income that would have been recorded for the nine months ended September 30, 2018 and 2017 had non-accrual loans been current according to their original terms, amounted to approximately $8,000 and $62,000, respectively. Interest income of $144,000 and $284,000 related to non-accrual loans was included in interest income for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Nine Months Ended September 30,
	2018	2017
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,288	$1,218

Charge-Offs:
Residential, home equity lines of credit and consumer	(43)	(73)
Non-residential	—	(81)
Construction and land loans	—	—
Total charge-offs	(43)	(154)

Recoveries:
Residential, home equity lines of credit and consumer	6	3
Non-residential	2	131
Construction and land loans	640	—
Total recoveries	648	134

Net charge-offs	(605)	(20)
(Reversal) provision for loan losses	(520)	—
Allowance at end of period	$1,373	$1,198
Allowance for loan losses to non-performing loans and accruing troubled debt restructuring at end of period	46.50%	29.90%
Allowance for loan losses to total loans at end of period	1.34%	1.33%
Net charge-offs to average loans outstanding during the period	(0.61)%	0.03%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $7.7 million. Securities classified as available-for-sale amounting to $14.3 million at September 30, 2018, provide an additional source of liquidity. In addition, at September 30, 2018, we had the ability to borrow a total of approximately $37.5 million from the Federal Home Loan Bank of Atlanta. At September 30, 2018, we had $20.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and have access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at September 30, 2018.

At September 30, 2018, we had $1.6 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2018 totaled $12.5 million, or 20.5% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At September 30, 2018, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the nine months ended September 30, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b)	Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)	Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K”) (File No. 000-55341). As of September 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	—	—	—	97,010
August 1-31	—	—	—	97,010
September 1-30	—	—	—	97,010
Total	—	—	—

(1)  On December 8, 2017, the Company announced a program to repurchase up to 97,010 shares of its common stock. The Company’s repurchase program was set to terminate upon the completion of the purchase of 97,010 shares or on June 8, 2018 if not all shares have been purchased by that date. On June 4, 2018, the Company announced an extension of the program to repurchase up to 97,010 shares of its common stock.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	November 8, 2018	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	November 8, 2018	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)