Form 10-K
period 2018-12-31
MB Bancorp Inc
filed 2019-03-13
CIK 1617291

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
(Do not check if a smaller reporting company)
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the common stock held by non-affiliates as of June 30, 2018 was $28,429,767.
As of March 13, 2019, the registrant had 1,960,620 shares of its common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2019 annual meeting of stockholders (Part III).

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
PART I
Item 1.    Business
General
MB Bancorp, Inc.   MB Bancorp (the “Company”) was incorporated in August 2014 to be the holding company for Madison Bank of Maryland (the “Bank”) following the Bank’s conversion from the mutual to the stock form of ownership. On December 29, 2014, the mutual to stock conversion was completed and the Bank became the wholly owned subsidiary of the Company. Also on that date, the Company sold and issued 2,116,000 shares of its common stock at a price of  $10.00 per share, through which the Company received net offering proceeds of  $20,165,000. During the years ended December 31, 2016 and December 31, 2017, the Company repurchased 215,600 shares and 12,700 of its common stock at an average price of $13.07 and $14.50 per share, respectively. During the year ended December 31, 2018, the company did not repurchase any shares, however former bank employees exercised a put option from the Employee Stock Ownership Plan for their vested shares (1,720 shares at $14.25 per share). The Company’s principal business activity is the ownership of the outstanding shares of the common stock of the Bank. The Company does not own or lease any property, but instead uses the premises, equipment and other property of the Bank, with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement entered into with the Bank.
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
Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At December 31, 2018, we had consolidated assets of  $150.3 million, total deposits of  $97.8 million and total equity of  $33.0 million.

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
Demographic and economic growth trends provide key insight into the health of our market area. Baltimore and Harford counties recorded similar population growth from 2010 to 2015 (0.6% annually), which was slightly slower than the Maryland and national growth rates of 0.8% and 0.7%, respectively. Baltimore County and Harford County reported higher median household and per capita incomes in relation to national averages. Compared to the State of Maryland, Harford County and Baltimore County reported slightly lower income levels. According to the U.S. Census Bureau, median household income for 2018 was $73,805 for Baltimore County and $80,476 for Harford County, compared to $80,776 for Maryland and $60,336 for the United States as a whole. Median household income for 2017 was $68,775 for Baltimore County and $81,052 for Harford County.
The unemployment rates for Maryland and the Baltimore and Harford County area was 3.9%, 3.6% and 3.0%, respectively, in December 2018 (below the rates for Maryland 3.9% and the Baltimore metropolitan area 3.7%, respectively, as of December 2017), Baltimore and Harford County fell below the national unemployment rate of 3.9%. Over the past several years, the unemployment rates for Maryland, the Baltimore metropolitan statistical area and Baltimore County have remained more stable than that of the United States with the highest level of unemployment reported in Baltimore County at 7.2% in 2012 as compared to the highest national unemployment rate of 8.5% in 2011. While moderately improving in 2018, Harford County exhibited unemployment data better than the state and national averages through December 2018, with rates varying from 4.0% in July 2018 to 3.0% in December 2018. The demographic information is based on information provided by The Office of Workforce Information and Performance (OWIP).
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
Residential Mortgage Loans.   At December 31, 2018, we had $78.4 million in residential mortgage loans, which represented 76.8% of our total loan portfolio. Our origination of residential mortgage loans enables borrowers to purchase or refinance existing homes, most of which are located in our primary market area. Included in residential mortgage loans are loans secured by one- to four-family properties, which totaled $77.2 million at December 31, 2018, and loans secured by multi-family properties, which totaled $1.2 million at December 31, 2018. Of our residential mortgage loans, at December 31, 2018, $69.8 million, or 89.2% of residential mortgage loans, were secured by owner-occupied residences, $7.2 million, or 9.1% of residential mortgage loans, were secured by investor-owned properties, $1.2 million, or 1.5% of residential mortgage loans, were secured by multi-family properties and $172,000, or 0.2% of residential mortgage loans, were second mortgage loans.
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
Included in residential mortgage loans are second mortgage loans. Second mortgage loans are made at fixed rates for terms of up to 15 years and in amounts of up to $200,000. We do not offer second mortgage loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Second mortgage loans totaled $172,000 at December 31, 2018 and represented 0.2% of residential mortgage loans at such date.
Non-residential Real Estate Loans.   At December 31, 2018, we had $15.7 million of non-residential real estate loans in our portfolio. The non-residential real estate securing these loans generally consists of churches, small office buildings and marinas.
As of December 31, 2018, our largest non-residential real estate loan had an outstanding balance of $3.0 million and was secured by a retail building and mixed use retail, professional building located in Anne Arundel County, Maryland. This loan was performing in accordance with its terms at December 31, 2018.
Construction and Land Loans.   At December 31, 2018, we had $3.0 million of construction and land loans, which represented 2.9% of our total loan portfolio. At December 31, 2018, construction and land loans consisted of  $2.0 million of construction loans, amounting to 65.9% of our construction and land loan portfolio, and $1.0 million of land loans, amounting to 34.1% of our construction and land loan portfolio.
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
At December 31, 2018, our largest construction and land loan relationship was a $980,000 loan secured by a single family home in Baltimore County, Maryland.
Home Equity Lines of Credit.   We offer home equity lines of credit in amounts of up to $200,000, although on occasion, in the past, we have approved home equity lines of credit in excess of this amount. All of our home equity lines of credit currently offered are adjustable-rate loans with rates tied to the prime rate as reported in The Wall Street Journal and terms of up to 20 years. We do not originate home equity loans with loan-to-value ratios exceeding 80%, including any first mortgage loan balance. Our home equity lines of credit are not necessarily secured by residential real estate on which we also maintain the first mortgage. At December 31, 2018, home equity lines of credit totaled $2.7 million, or 2.6% of our total loan portfolio.
At December 31, 2018, our largest outstanding balance on a home equity line of credit was $348,000, and the line of credit is secured by a residential property in Harford County, Maryland.
Consumer Loans & C&I Loans.   The only consumer loans we offer are loans to depositors, secured by savings. At December 31, 2018, we had no consumer loans. We offer commercial loans that are secured by property or deposit accounts at our bank. At December 31, 2018, commercial loans totaled $2.3 million, or 2.32% of our total loan portfolio.

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
Loans to One Borrower.   The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to 15% of our unimpaired capital and surplus. At December 31, 2018, our regulatory limit on loans-to-one-borrower was $4.2 million. Notwithstanding our regulatory loans-to-one-borrower limitation, our current policy is to limit our loans to one borrower to no more than $3.0 million. At December 31, 2018, our largest lending relationship was a loan totaling $3.0 million. The loan was performing at December 31, 2018. There are two properties in Anne Arundel County, Maryland, secured by a retail building and a mixed use retail, professional building. Both properties are a participation with another financial institution. For further information, see “Item 7. — Management’s Discussion and Analysis and Results of Financial Condition — Risk Management — Classified Assets.”
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
At December 31, 2018, our investment securities for the Bank included securities available-for-sale and securities held-to-maturity. We account for investment and mortgage-backed securities in accordance with Accounting Standards Codification Topic 320, “Investments – Debt and Equity Securities.” Accounting

Standards Codification 320 requires that investments be categorized as held-to-maturity, trading, or available for sale. In addition to our investment portfolio, at December 31, 2018, we maintained a $940,000 investment, at cost, in Federal Home Loan Bank of Atlanta common stock.
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
Deposit Accounts.   Deposits generally are attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as checking accounts), interest-bearing demand accounts (such as NOW and money market accounts), statement savings accounts and certificates of deposit. We also utilize QwickRate, a direct deposit listing service and our own internet website to generate deposits. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, our liquidity needs, and profitability to us, matching deposit and loan products and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has typically been to offer competitive rates on all types of deposit products, and to periodically offer special rates in order to attract deposits of a specific type or term.
Borrowings.   We had $19.0 million in borrowings at December 31, 2018, consisting of advances from the Federal Home Loan Bank of Atlanta to supplement our investable funds. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As a member, we are required to own capital stock in the Federal Home Loan Bank of Atlanta and are authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth, the Federal Home Loan Bank’s assessment of the institution’s creditworthiness, collateral value and level of Federal Home Loan Bank stock ownership. We had unused borrowing capacity of approximately $18.5 million with the Federal Home Loan Bank of Atlanta as of December 31, 2018. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window; no amounts were outstanding under the lines of credit at December 31, 2018.
Personnel
As of December 31, 2018, we had 23 full-time employees and four part-time employees, none of whom are represented by a collective bargaining unit. We believe our relationship with our employees is good.
Subsidiaries
Madison Bank of Maryland has two subsidiaries, both of which are wholly owned subsidiaries. 1920 Rock Spring Road, LLC was formed in 1998 to own and hold real estate. At December 31, 2018, its primary asset was the real estate where Madison Bank of Maryland’s headquarters is located. Mutual, LLC was formed in 2011 to hold other real estate owned. At December 31, 2018, Mutual, LLC owned no properties.

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
Loans to One Borrower.   Federal law provides that savings banks are generally subject to the limits on loans to one borrower applicable to national banks. Generally, subject to certain exceptions, a savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2018, our regulatory loans-to-one borrower limitation was $4.2 million. Notwithstanding this regulatory limitation, our current policy is not to make loans to one borrower in excess of  $3.0 million.
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
A savings bank that fails the qualified thrift lender test is subject to certain operating restrictions and the Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. As of December 31, 2018, Madison Bank of Maryland maintained 80.4% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test.
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
Federal Home Loan Bank System.   Madison Bank of Maryland is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Madison Bank of Maryland, as a member of the Federal Home Loan Bank of Atlanta, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Madison Bank of Maryland was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2018 of  $940,000.
Federal Reserve System.   The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; and a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements.
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
Federal Income Taxation
General.   We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns have not been audited during the last five years. For its 2018 calendar year, Madison Bank of Maryland’s maximum statutory federal income tax rate was 21%.

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
Bad Debt Reserves.   For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.
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
The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Madison Bank of Maryland makes a non-dividend distribution to MB Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. Madison Bank of Maryland does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
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
Below is information regarding our other executive officers who are not directors. Ages presented are as of December 31, 2018.

Lisa M. McGuire-Dick has been with Madison Bank of Maryland since October 2004 serving as Vice President until March 2014 when she was named Senior Vice President. She is responsible for our Human Resources department. Age 54.
John M. Wright has been with Madison Bank of Maryland since December, 2016, serving as Executive Vice President and Chief Financial Officer. Age 52.
Item 1A.     Risk Factors
If our non-performing assets increase, or do not decrease, our earnings will continue to be adversely affected.
At December 31, 2018, our non-performing assets, which consist of non-accruing loans past due 90 days or more, ground rents that are delinquent three or more years, and other real estate owned, and accruing troubled debt restructurings were $3.1 million, or 2.03% of total assets. Our non-performing assets adversely affect our net income in various ways:
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
We have had losses or net income below our peer group in recent periods. If we cannot increase our income to competitive levels, our stock price may be adversely affected.
We have had nominal core income or losses in recent periods, including net income of  $2.3 million, $73,000 and net losses of  $1.8 million in the years ended December 31, 2018, 2017 and 2016, respectively. Our return on average assets was 1.57%, 0.05% and (1.27)% for the years ended December 31, 2018, 2017 and 2016, respectively, and our return on average equity was 7.43%, 0.24% and (5.45)% for the years ended December 31, 2018, 2017 and 2016, respectively.
During the year ended December 31, 2018, we were able to reverse the prior trends by increasing our net interest income and control our expenses. We need to continue this path of improvements and remain confident we will remain profitable but achieving similar results as recognized by our peer group remains a challenge. Prior to 2018, our most recent minimal income or losses were due primarily to a continued decline in net interest income, high non-interest expenses, valuation write downs of other real estate owned and deferred tax assets. Our growth is essential to our future profitability, and we expect to incur expenses related to the implementation of our strategic plan. Accordingly, even if we successfully implement our strategic plan, our strategic initiatives may not succeed in generating or increasing income.
If we are unable to generate or increase income, our stock price may be adversely affected. Moreover, even if we are successful in generating net income, our earnings may be low for some time. In such event, our return on equity, which equals net income divided by average equity, may be below returns on equity as compared to our peer group.

Our business may be adversely affected by credit risk associated with residential property.
At December 31, 2018, $78.4 million, or 76.8% of our total loan portfolio, was secured by residential real estate. Residential mortgage lending, whether owner occupied or non-owner occupied, is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Based on data provided by the Maryland Association of Realtors, for December 31, 2018, 2017 and 2016, average residential real estate prices were $283,000, $284,000 and $253,000, respectively, in Baltimore County, and $257,000, $295,000 and $257,000, respectively, in Harford County. The fourth quarter decrease of 3.8% in Baltimore County residential real estate values was a result of higher interest rates and government instability causing a decrease in the value of the real estate collateral securing these types of loans. Moreover, Harford County saw a fourth quarter 6.7% decrease in the value of residential real estate which increased the risk that we would incur losses if borrowers default on their loans. Fluctuations in value and levels of bank-owned sales may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose loan portfolios are more diversified. On limited occasions, we originate “jumbo” loans, which are residential mortgage loans in amounts exceeding $417,000, which, due to the size of such loans, may expose us to additional credit risks. Moreover, we are a portfolio lender; accordingly, we expect to be exposed to the credit risk for longer periods of time, including in some cases for the entire term of the loan.
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
We recorded a (reversal) provision for loan losses of  ($690,000) for the year ended December 31, 2018 and no provision for the year ended December 31, 2017 that were charged against income for those periods. We incurred net (recoveries) charge-offs of  ($694,000) and ($70,000) respectively, during the same periods. While our allowance for loan losses was 249.42% of non-performing loans and 1.28% of total loans at December 31, 2018, we may be required to make additional material additions to our allowance for loan losses that would materially decrease our net income.
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
Adverse conditions in the local economy or real estate market could hurt our prof its.
Our success depends to a large degree on the general economic conditions in our market area of Baltimore and Harford counties in Maryland. During the recent recession, our market had a significant downturn in which we experienced falling home prices, rising foreclosures and an increased level of commercial and consumer delinquencies. Notwithstanding the stabilization in the national and Maryland economies that has occurred since 2015, the Baltimore County and Harford County real estate markets have not fully recovered from their recent lows and remain weak. At December 31, 2018, most of our loan portfolio consisted of loans secured by real estate in our market area. The vast majority of our loans are secured by real estate in our market area, and, as a result, we have a greater risk of loan defaults and losses in the event of a further economic downturn in our market area, as adverse economic conditions may have a negative effect on the ability of our borrowers to make timely payments of their loans. Further significant decline in real estate values in our market would mean that the collateral for many of our loans would provide less security. As a result, we would be more likely to suffer losses on defaulted loans because our ability to fully recover on defaulted loans by selling the real estate collateral would be diminished.
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
Although the U.S. economy has emerged from the severe recession that occurred in 2008 and 2009, economic growth has been slow and uneven.. Recovery by many businesses has been impaired by lower consumer spending. A return to prolonged deteriorating economic conditions could significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and continued elevated unemployment levels may result in higher than expected loan delinquencies, increases in our non-performing and criticized classified assets and a decline in demand for our products and services. These events may cause us to incur losses and may adversely affect our financial condition and results of operations. As a result of the economic downturn, our non-performing assets, accruing loans past due 90 days or more and troubled debt restructurings increased to a high of  $13.2 million at December 31, 2012. Since that time, the amount of non-performing assets and troubled debt restructurings declined to $4.3 million at December 31, 2017 and to $3.1 million at December 31, 2018. Reduction in problem assets has been slow, and the process has been exacerbated by the condition of some of the properties securing non-performing loans, the lengthy foreclosure process, and extended workout plans with certain borrowers. As we work through the resolution of these assets, the continued economic problems that exist in the financial markets could have a negative impact on the Company.
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
Following our 2014 conversion, our non-interest expenses have increased as it specifically relates to the financial accounting, legal and various other expenses usually associated with operating as a public company and complying with public company disclosure obligations, particularly those obligations imposed by the Sarbanes-Oxley Act of 2002. These additional expenses adversely affect our profitability.
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
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and recent rulemaking, we have become subject to more stringent capital requirements.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
We conduct our business through our main office and branch offices. The following table sets forth certain information relating to these facilities as of December 31, 2018.
Location	Year Opened	Approximate Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2018	Deposits at December 31, 2018
					(In thousands)	(In thousands)
Main Office:
1920 Rock Spring Road Forest Hill, Maryland 21050	1999	19,440	Owned	—	$2,980	$28,012
Branch Offices:
501 S. Stepney Road Aberdeen, Maryland 21001	1998	3,596	Owned	—	$549	$28,273
8639 Belair Road Baltimore, Maryland 21236(1)	2012	2,400	Leased	8/31/2022	$19	$41,536

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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)   Market for Common Equity and Related Stockholder Matters
MB Bancorp’s common stock is listed on the OTC Markets Group’s OTC Pink Market under the trading symbol “MBCQ” The following table sets forth the high and low sales prices of the common stock and dividends paid per share for the years ended December 31, 2017 and 2018. MB Bancorp’s common stock commenced trading on December 30, 2014.
	High	Low	Close	Dividends Declared Per Share
Year Ended December 31, 2018:
First Quarter	$17.50	$16.00	$16.90	—
Second Quarter	$17.35	$16.36	$16.60	—
Third Quarter	$18.25	$16.60	$17.85	—
Fourth Quarter	$17.70	$13.86	$14.10	—
Year Ended December 31, 2017:
First Quarter	$15.60	$14.50	$14.80	—
Second Quarter	$15.50	$14.50	$15.05	—
Third Quarter	$15.40	$15.05	$15.25	—
Fourth Quarter	$15.75	$15.25	$15.75	—
As of March 13, 2019, there were approximately 77 holders of record of the Company’s common stock. We believe the number of beneficial owners of our common stock is greater than the number of record holders because a large amount of our common stock is held of record through brokerage firms in “street name.”
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

(c)   Issuer Purchases of Equity Securities
The Company repurchased 12,700 and 1,720 shares of its common stock at an average price of  $14.50 and $14.25 per share during the years ended December 31, 2017 and December 31, 2018, respectively. The Company repurchased shares during 2018 as former bank employees exercised a put option from the Employee Stock Ownership Plan for their vested shares.
Item 6.    Selected Financial Data
The summary consolidated financial information presented below is derived in part from our audited consolidated financial statements. The following is only a summary and you should read it in conjunction with the consolidated financial statements and notes beginning on page F-59. The information at December 31, 2018 and 2017 and for the years then ended is derived in part from the audited consolidated financial statements of MB Bancorp that appear elsewhere in this Annual Report on Form 10-K.
	At December 31,
(In thousands)	2018	2017
Financial Condition Data:
Total assets	$150,349	$147,331
Cash and cash equivalents	7,411	7,965
Investment securities available-for-sale	14,093	16,605
Investment securities held-to-maturity	16,802	17,410
Loans receivable, net	99,760	93,765
Deposits	97,821	103,308
Federal Home Loan Bank advances	19,000	13,000
Total equity	32,964	30,360
	For the Year Ended December 31,
(In thousands)	2018	2017
Operating Data:
Interest income	$5,317	$4,383
Interest expense	1.283	936
Net interest income	4,034	3,447
(Reversal) Provision for loan losses	(690)	—
Net interest income after (reversal) provisions for loan losses	4,724	3,447
Non-interest income	268	359
Non-interest expense	3,963	3,733
Income before income taxes	1,029	73
Income tax expense (benefit)	(1,278)	—
Net Income	$2,307	$73

	At or For the Year Ended December 31,
	2018	2017
Performance Ratios(1):
Return on average assets	1.57%	0.05%
Return on average equity	7.43	0.24
Interest rate spread(2)	2.79	2.55
Net interest margin(3)	2.97	2.69
Non-interest expenses to average assets	2.70	2.67
Efficiency ratio(4)	92.12	98.08
Average interest-earning assets to average interest-bearing liabilities	119.65	119.53
Average equity to average assets	21.16	21.73
Regulatory Capital Ratios:
Tier 1 capital (to adjusted total assets)	17.70	16.55
Tier 1 capital (to risk-weighted assets)	31.57	31.33
Total risk-based capital (to risk-weighted assets)	32.83	32.58
Common equity tier 1 capital (to risk-weighted assets)	31.57	31.33
Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.28	1.36
Allowance for loan losses as a percent of non-performing loans.	249.42	81.57
Net (recoveries) charge-offs to average outstanding loans during the period	(0.70)	(0.08)
Non-performing loans as a percent of total loans	0.51	1.66
Non-performing assets as a percent of total assets	0.44	1.07
Other Data:
Number of offices	3	3
Number of deposit accounts	3,024	3,302
Number of loans	703	722

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

Improving asset quality
Resolving our problem assets remains one of our top priorities. Non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings increased significantly during the recent recession and reached $13.2 million at December 31, 2012. Total non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings represented 8.58% of total assets at December 31, 2012. Since then, non-performing assets, accruing loans past due 90 days or more and accruing troubled debt restructurings decreased to $4.3 million, or 2.90% of total assets, at December 31, 2017 and $3.1 million, or 2.03% of total assets, at December 31, 2018. We continue to work with delinquent borrowers to restore loans to performing status where possible and to pursue foreclosure and disposition of collateral when it is not. In August 2014, we engaged an independent third party to conduct periodic loan portfolio reviews, and we intend to have independent loan portfolio reviews on an annual basis going forward. The latest independent loan review was conducted as of September 30, 2018.
Reducing funding costs
We seek to increase net interest income by controlling costs of funding rather than maximizing asset yields because originating loans with high yields often involves greater credit risk. Historically, a high percentage of our deposit accounts have been higher balance, higher costing certificates of deposits. We will continue to seek to reduce our dependence on high cost deposits in favor of stable low cost money market and demand deposits to the extent possible. We have utilized additional product offerings, technology and a focus on customer service in working toward this goal. However during the year ended December 31, 2018, the cost of deposits and Federal Home Loan Bank advances increased due to the change in market rates and increased competition for deposit accounts.
Controlling expenses
During 2012 and 2013 we closed three branches, one in Baltimore City and two in eastern Baltimore County, in order to improve profitability. We had employee severance and other expenses associated with those branch closures during the years ended December 31, 2012 and 2013, but we began to achieve the benefits of expense reductions resulting from the branch closures in 2014. During the year ended December 31, 2016, we had a significant change in management and incurred significant severance costs (approximately $512,000). The non-interest expense decreased by $881,000 during the year ended December 31, 2017 when compared to the prior year. During the year ended December 31, 2018, non-interest expenses increased by $230,000 from $3.7 million to $4.0 million, as compared to the prior period. The increase was predominately due to the increase in salaries and employee benefits, more specifically the increased costs related to restricted stock awards and ESOP costs. We believe that we have a solid infrastructure in place that will allow us to grow assets and liabilities without adding materially to our non-interest expenses.

Continuing as a portfolio lender concentrating on residential mortgage loans
Historically, we have concentrated on the origination of residential mortgage loans that we retain in our portfolio, and we intend to continue this strategy. In the future, we may seek to add lending personnel with appropriate expertise for the purpose of gradually resuming the origination of commercial real estate loans to provide diversification to our loan portfolio and to increase our net interest margin while reducing our exposure to risk from interest rate fluctuations.
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
Salaries and employee benefits expenses consist primarily of salaries, wages and bonuses paid to our employees, payroll taxes and expenses for health insurance, retirement plans and other employee benefits. Following the 2014 offering, we recognized additional annual employee compensation expenses stemming from the adoption of new equity benefit plans. These additional costs have not been material.
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
Balance Sheet Analysis
Assets.   At December 31, 2018, our assets totaled $150.3 million, an increase of  $3.0 million, or 2.0%, from total assets of  $147.3 million at December 31, 2017. The increase in assets for the year ended December 31, 2018 was due mainly to a $6.0 million, or 6.4%, increase in loans, net of unearned fees, and a $118,000, or 2.6%, increase in Bank owned life insurance, partially offset by a $3.1 million, or 9.2%, decrease in total investment securities, a $747,000, or 60.0%, decrease in other interest bearing deposits and a $554,000, or 7.0%, decrease in cash and cash equivalents. Management has focused on increasing yields earned on interest earning assets by increasing loan production and decreasing the amount of lower earning assets.
Loans.   At December 31, 2018, residential mortgage loans totaled $78.4 million, or 76.8% of the total loan portfolio compared to $75.5 million, or 78.8% of the total loan portfolio at December 31, 2017. Residential mortgage loans increased by $2.9 million, or 3.8%, during the year ended December 31, 2018 as we originated more loans than the repayments received on these loans.
Non-residential real estate loans totaled $15.7 million and represented 15.4% of total loans at December 31, 2018, compared to $13.2 million, or 13.8% of total loans, at December 31, 2017. Non-residential real estate loans increased by $2.5 million, or 19.2%, during the year ended December 31, 2018 as we continue to originate these loans while experiencing low levels of repayments since we just started originating these loans during the beginning of 2017.
Construction and land loans totaled $3.0 million, and represented 2.9% of total loans, at December 31, 2018, compared to $3.2 million, or 3.4% of total loans, at December 31, 2017. At December 31, 2018, we had $2.0 million of construction loans, amounting to 65.9% of our construction and land loan portfolio, and $1.0 million of land loans, amounting to 34.1% of our construction and land loan portfolio.
Home equity lines of credit, all of which are secured by residential properties, totaled $2.7 million, and represented 2.6% of total loans, at December 31, 2018, compared to $3.5 million, or 3.6% of total loans, at December 31, 2017. The level of home equity lines of credit decreased due to the decreasing level of interest in this product as the new tax laws have impacted customers’ use of this product.
Our non-real estate loans consist of consumer loans, all of which are loans to depositors, secured by savings and commercial and industrial (C&I) loans secured by equipment or deposit accounts. Such loans totaled $2.3 million at December 31, 2018, representing 2.3% of the loan portfolio.
Securities.   At December 31, 2018, our securities held-to-maturity decreased by $608,000, or 3.5%, from $17.4 million at December 31, 2017 to $16.8 million at December 31, 2018. Securities held-to-maturity at December 31, 2018 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At December 31, 2018, our securities available-for-sale, recorded at fair value, decreased by $2.5 million, or 15.1%, from $16.6 million at December 31, 2017 to $14.1 million at December 31, 2018. Securities available-for-sale at December 31, 2018 consisted of U.S. Agency bonds, mortgage-backed securities, including collateralized mortgage obligations issued by U.S. Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae, and a state municipality bond. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2018, we also held a $940,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At December 31, 2018, we held no stock in Fannie Mae and Freddie Mac.
Ground Rents.   Ground rents, net amounted to $675,000 at December 31, 2018 compared to $681,000 at December 31, 2017.
Deposits.   Total deposits decreased by $5.5 million, or 5.3%, to $97.8 million at December 31, 2018 from $103.3 million at December 31, 2017. Balances in non-interest-bearing deposits increased by $83,000, or 5.4%, from $1.5 million at December 31, 2017 to $1.6 million at December 31, 2018. Interest-bearing deposits decreased by $5.6 million, or 5.5%, to $96.2 million at December 31, 2018 compared to $101.8 million at December 31, 2017. Although, we have changed the sales culture throughout the bank to make a more unified effort to increase deposits from our local community as well as from former customers of our senior management team the competitive environment has increased. As deposits are becoming more competitive, we are relying more on short-term and convertible FHLB advances to fund our loan growth in the current period.
Borrowings.   At December 31, 2018, we had $19.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $13.0 million in borrowings at December 31, 2017, a $6.0 million, or 46.2% increase in FHLB advances.
Stockholders’ Equity.   Stockholders’ equity increased by $2.6 million, or 8.6%, to $33.0 million at December 31, 2018 from $30.4 million at December 31, 2017 primarily as the result of earnings and recognition of stock-based compensation.
The following table sets forth the composition of our loan portfolio at the dates indicated.
	At December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Real estate mortgage loans:
Residential	$78,398	76.77%	$75,509	78.80%
Non-residential	15,709	15.38	13,183	13.76
Construction and land loans	3,003	2.94	3,240	3.38
Home equity lines of credit	2,660	2.60	3,471	3.62
Total real estate loans	99,770	97.70	95,403	99.56
Consumer and other loans:
Loans to depositors, secured by savings & C&I Loans	2,346	2.30	424	0.44
Total loans	$102,116	100.00%	$95,827	100.00%
Add:
Net (discount) premium on purchased loans	(4)		1
Unamortized net deferred costs	50		41
Less:
Undisbursed portion of construction loans	(1,046)		(741)
Unearned net loan origination fees	(64)		(75)
Less allowance for credit losses	(1,292)		(1,288)
Loans receivable, net	$99,760		$93,765

Loan Maturity
The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The table does not include any estimate of prepayments, which significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.
(In thousands)	Residential	Non- residential	Construction and Land Loans	Home Equity Lines of Credit	Loans to Depositors Secured by Savings and C&I loans	Total Loans
Amounts due in:
One year or less	$82	$—	$1,000	$7	—	$$	1,089
More than one year to two years	80	—	—	—	—		80
More than two year to three years	138	—	74	16	—		228
More than three year to five years	3,608	55	322	88	1,777		5,850
More than five year to ten years	21,217	10,442	361	465	569		33,054
More than ten year to fifteen years	8,300	1,842	231	—	—		10,373
More than fifteen years	44,973	3,370	1,015	2,084	—		51,442
Total	$78,398	$15,709	$3,003	$2,660	$2,346		$102,116

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2018 that are due after December 31, 2019, and that have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees and deferred loan costs.
(In thousands)	Fixed Rates	Floating or Adjustable Rates	Total
Secured by real estate:
Residential	$67,258	$11,140	$78,398
Non-residential	10,575	5,134	15,709
Construction and land loans	2,511	492	3,003
Home equity lines of credit	—	2,660	2,660
Consumer and other loans:
Loans to depositors, secured by savings	2,346	—	2,346
Total loans	$82,690	$19,426	$102,116

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

Loan Activity
The following table shows loan activity during the periods indicated.
	Year Ended December 31,
(In thousands)	2018	2017
Total loans at beginning of period	$95,827	$88,920
Loans originated:
Residential	14,388	16,062
Non-residential	3,892	6,746
Construction and land loans	738	321
Home equity lines of credit	1,303	2,034
Loans to depositors, secured by savings	3,185	117
Total loans originated	23,506	25,280
Loans purchased:
Residential	—	—
Non-residential	—	—
Construction and land loans	—	—
Home equity lines of credit	—	—
Loans to depositors, secured by savings	—	—
Total loans purchased	—	—
Deduct:
Loan principal repayments (amortization and payoffs)	17,372	19,286
Loan sales	—	—
Other repayments	(198)	(1,078)
Charge-offs	43	165
Net loan activity	17,217	18,373
Total loans at end of period	$102,116	$95,827

Loan originations come from a number of sources. Our primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers.
Currently we retain all loans originated in portfolio. We did not sell any loans during the years ended December 31, 2018 or 2017.
We did not purchase loans during the years ended December 31, 2018 or 2017.
Securities
Our securities held-to-maturity decreased by $608,000, or 3.5%, from $17.4 million at December 31, 2017 to $16.8 million at December 31, 2018. Securities held-to-maturity at December 31, 2017 consisted of bonds issued by Freddie Mac, Fannie Mae and the Federal Farm Credit Bureau as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The decline is due to repayments received from our existing portfolio, as we did not have any purchases or sales during the year.
At December 31, 2018, our securities available-for-sale decreased by $2.5 million, or 15.1%, from $16.6 million at December 31, 2017 to $14.1 million at December 31, 2018. Securities available for sale at December 31, 2018 consisted of bonds issued by Freddie Mac, the Federal Farm Credit Bureau and one state municipality as well as mortgage-backed securities issued by Freddie Mac, Fannie Mae and Ginnie Mae. The decline is due to repayments received from our existing portfolio, as we did not have any purchases or sales during the year.

Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At December 31, 2018, we also held a $940,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. A portion of this investment is required in order to collateralize borrowings from the Federal Home Loan Bank of Atlanta, and the investment is periodically increased by stock dividends paid by the Federal Home Loan Bank of Atlanta. At December 31, 2018, we held no stock in Fannie Mae and Freddie Mac, nor have we held stock in these entities throughout the periods presented.
The following table sets forth the amortized costs and fair values of our investment securities at the dates indicated.
	At December 31,
	2018		2017
(In thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investments available-for-sale:
Obligations of U.S. government agencies	$1,000	$906	$1,000	$945
Municipal Securities	481	477	499	497
Mortgage-backed securities	12,974	12,710	15,334	15,163
Investments held-to-maturity:
Obligations of U.S. government agencies.	12,500	11,860	12,500	12,076
Mortgage-backed securities	4,302	4,231	4,910	4,932
Total securities	$31,257	$30,184	$34,243	$33,613

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investments available-for-sale do not give effect to changes in fair value that are reflected as a component of equity. At December 31, 2018, we did not have any security (other than U.S. government agency securities) that exceeded 10% of our total equity at that date.
	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Investments (available-for-sale):
Obligations of U.S. government agencies	$—	0.00%	$—	0.00%	$—	0.00%	$906	2.54%	$906	2.54%
Municipal securities							477	2.65	477	2.65
Mortgage-backed securities	—	—	—	—	287	2.00%	12,423	2.64	12,710	2.63
Investments (held-to-maturity):
Obligations of U.S. government agencies	—	—	1,000	2.00%	11,500	2.64%	—	—	12,500	2.59
Mortgage-backed securities	—	—	—	—	—	—	4,302	3.15	4,302	3.15
Total securities	$—	0.00%	$1,000	2.00%	$11,787	2.62%	$18,108	2.76%	$30,895	2.68%

Ground Rents.   Ground rents are a form of real estate ownership where the land is owned by one entity, but the improved property located on the land is owned by the homeowner. Madison Bank of Maryland’s ground rents are supported by deeds that have been registered with Maryland State Department of Assessments and Taxation.

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2018 and 2017, Madison Bank of Maryland’s investments includes individual ground rents ranging from $600 to $3,000, totaling $811,000 and $822,000, respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2018 and 2017, Madison Bank of Maryland had $136,000 and $141,000 of ground rents that were three years or more delinquent and were reserved at 100%. We intend to let our portfolio of ground rent investments run off over time as the homeowners redeem the ground rents.
Bank-Owned Life Insurance.   We invested in bank-owned life insurance to provide us with a funding source for our benefit plan obligations. Bank-owned life insurance also generally provided us non-interest income that is non-taxable. Federal regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses at the time of investment. This investment is accounted for using the cash surrender value method and is recorded at the amount that can be realized under the insurance policies at the balance sheet date. At December 31, 2018 and December 31, 2017, the aggregate cash surrender value of these policies was $4.7 million and $4.6 million, respectively.
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
	For the Year Ended December 31
	2018		2017
(Dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Non-interest-bearing demand deposits	$1,641	—%	$1,544	—%
Interest-bearing deposits:
Certificates of deposit	62,083	1.44	59,269	1.22
NOW and money markets	20,623	.41	22,440	.35
Savings	14,327	.10	14,681	.10
Total	$98,674	1.01	$97,934	.83

The following table sets forth the balances of our deposit accounts at the dates indicated.
	At December 31,
	2018		2017
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$1,625	1.66%	$1,542	1.49%
Interest-bearing deposits:
NOW accounts	5,934	6.07	5,337	5.16
Money market	14,899	15.23	16,144	15.63
Regular and other savings	13,265	13.56	14,718	14.25
Certificates of deposit	62,098	63.48	65,567	63.47
Total interest-bearing deposits	96,196	98.34	101,766	98.51
Total deposits	$97,821	100.00%	$103,308	100.00%

Balances in non-interest-bearing deposits increased by $83,000, or 5.4%, from $1.5 million at December 31, 2017 to $1.6 million at December 31, 2018.
The following table indicates the amount of jumbo certificates of deposit with balances of  $250,000 or greater by time remaining until maturity as of December 31, 2018, none of which are brokered deposits.
Maturity Period at December 31, 2018	Amount
(In thousands)
Three months or less	$341
Over three through six months	892
Over six through twelve months	927
Over twelve months	555
Total	$2,715

The following table sets forth time deposits classified by rates at the dates indicated.
	At December 31,
(In thousands)	2018	2017
.00 – .999%	$12,495	$17,263
1.00 – 1.999	30,087	45,375
2.00 – 2.999	19,516	2,929
3.00 – 3.999	—	—
4.00 – 4.999	—	—
Total	$62,098	$65,567

The following table sets forth the amount and maturities of time deposits at December 31, 2018.
	Amount Due
(Dollars in thousands)	Less Than One Year	More Than One Year to Two Years	More Than Two Years to Three Years	More Than Three Years	Total	Percent of Total Time Deposits
.00 – .999%	$10,289	$2,226	$—	$—	$12,515	20.15%
1.00 – 1.999	11,815	7,697	5,462	5,093	30,067	48.43
2.00 – 2.999	14,456	1,651	2,889	520	19,516	31.42
3.00 – 3.999	—	—	—	—	—	—
Total	$36,560	$11,574	$8,351	$5,613	$62,098	100.00%

The following table sets forth deposit activity for the periods indicated.
	Year Ended December 31,
(In thousands)	2018	2017
Beginning balance	$103,308	$93,015
Increase (decrease) before interest credited	(6,384)	9,477
Interest credited	1,002	816
Net Decrease in deposits	(105)	10,293
Ending Balance	$97,821	$103,308

Borrowings   We use borrowings from the Federal Home Loan Bank of Atlanta to supplement our supply of funds for loans and investments and for interest rate risk management. The following tables’ sets forth information regarding our Federal Home Loan Bank of Atlanta advances for the periods presented.
FHLB short term advances (Dollars in thousands)	Year Ended December 31,
	2018	2017
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$13,000	$11,000
Average Federal Home Loan Bank advances outstanding during the period	$8,277	$7,348
Weighted average interest rate during the period	2.19%	0.97%
Balance outstanding at end of period	$9,000	$4,000
Weighted average interest rate at end of period	2.65%	1.46%
FHLB long term advances (Dollars in thousands)	Year Ended December 31,
	2018	2017
Maximum amount of Federal Home Loan Bank advances outstanding at any month end during the period	$10,000	$9,000
Average Federal Home Loan Bank advances outstanding during the period	$8,098	$3,471
Weighted average interest rate during the period	1.30%	1.41%
Balance outstanding at end of period	$10,000	$9,000
Weighted average interest rate at end of period	1.76%	1.24%
Equity.   Equity increased by $2.6 million, or 8.6%, to $33.0 million at December 31, 2018 from $30.4 million at December 31, 2017 primarily as the result of earnings and recognition of stock-based compensation.
Results of Operations for the Years Ended December 31, 2018 and 2017
Overview.   We had net income of  $2.3 million for the year ended December 31, 2018, as compared to net income of  $73,000 for the year ended December 31, 2017. The increase in net income between the periods were primarily due to an increase of  $1.3 million in income tax benefit, $690,000 of  (reversal) provision for loan losses, $587,000 of net interest income, offset slightly by an increase in non-interest expenses of  $230,000 and a decrease of  $91,000 in non-interest income.
Net Interest Income.   Net interest income increased by $587,000, or 17.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. The increase in net interest income was primarily attributable to an increase in net interest margin caused by the increase in average loans outstanding during the period and the increase in yield on average earning assets offset slightly by the increased yield on interest bearing liabilities. During the year ended December 31, 2018, we were able to recognize deferred and/or delinquent interest on loans that became current or refinanced during the period. The increase in average balance of interest-earning assets was due primarily to an $11.0 million or 12.4% increase in the average balance of loans receivable, net of unearned fees (growth from new loan originations). Interest on our loan portfolio increased by $914,000, or 26.7%, for the year ended December 31, 2018 as compared to the comparable period in 2017, due to a 49 basis point increase in yield and a $11.0 million increase in average balance.
Interest on investment securities held-to-maturity decreased by $32,000, or 6.1%, for year ended December 31, 2018 as compared to the comparable period in 2017, due to a $1.0 million decrease in the average balance of investment securities held-to maturity.

Interest on investment securities available-for-sale increased by $54,000, or 16.5%, for year ended December 31, 2018 as compared to the comparable period in 2017. There was an 18 basis point increase in the average yield on investment securities available-for-sale and a $1.2 million increase in the average balance of investment securities available-for-sale.
Interest on certificates of deposit increased by $174,000, or 24.1%, during for the year ended December 31, 2018 as compared to the year ended December 31, 2017, due to a 22 basis point increase in the average costs and a $2.8 million increase in the average balance of certificates of deposit.
Interest on Federal Home Loan Bank of Atlanta advances increased by $166,000, or 138.3%, during for the year ended December 31, 2018, due to a 64 basis point increase in the average cost of Federal Home Loan Bank of Atlanta advances and a $5.6 million increase in the average balance. The increase in average costs is due to a rise in overall market conditions.
At December 31, 2018, we had $19.0 million in advances from the Federal Home Loan Bank of Atlanta, consisting of two $5.0 million convertible advances maturing December 2028 and a daily rate credit of  $9.0 million 2018.
Our interest rate spread increased 24 basis points from 2.55% for the year ended December 31, 2017 to 2.79% for the year ended December 31, 2018, due primarily to the increase in average yield of interest-earning assets offset slightly by the increase in our average cost on interest-bearing liabilities.

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
	Year Ended December 31,
	2018			2017
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,281	$54	1.65%	$7,053	$78	1.11%
Loans receivable, net of unearned fees	99,391	4,337	4.36	88,435	3,423	3.87
Investment securities available-for-sale – amortized cost	15,138	381	2.52	13,975	327	2.34
Investment securities held-to-maturity	17,034	493	2.89	18,078	525	2.90
Other interest-earning assets	850	52	6.12	601	30	4.99
Total interest-earning assets	135,694	5,317	3.92	128,142	4,383	3.42
Cash and due from banks	2,474			3,901
Allowance for credit losses	(1,387)			(1,245)
Other non-interest-earning assets	10,043			9,009
Total assets	146,824			139,807
Interest-bearing liabilities:
Certificates of deposit	62,083	897	1.44	59,269	723	1.22
NOW and money market	20,623	85	.41	22,440	79	.35
Savings	14,327	15	.10	14,681	14	.10
Federal Home Loan Bank advances	16,375	286	1.75	10,819	120	1.11
Total interest-bearing liabilities	113,408	1,283	1.13	107,209	936	.87
Non-interest-bearing demand deposits	1,641			1,544
Other non-interest-bearing liabilities	707			680
Total liabilities	115,756			109,433
Total equity	31,068			30,374
Total liabilities and equity	$146,824			$139,807
Net interest income		$4,034			$3,447
Interest rate spread			2.79%			2.55%
Net interest margin			2.97%			2.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			119.65%			119.53%

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
	Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
	Increase (Decrease) Due to
(In thousands)	Rate	Volume	Rate/Volume	Net
Interest-earning assets:
Interest-bearing deposits in other banks	$38	$(42)	$(20)	$(24)
Loans receivable, net of unearned fees	436	424	54	914
Investment securities available-for-sale – amortized cost	25	27	2	54
Investment securities held-to-maturity	(2)	(30)	—	(32)
Other interest-earning assets	7	12	3	22
Total interest-earning assets	504	391	39	934
Interest-bearing liabilities:
Certificates of deposit	133	34	7	174
NOW and money markets	13	(6)	(1)	6
Savings	1	—	—	1
Federal Home Loan Bank advances	69	62	35	166
Total interest-bearing liabilities	216	90	41	347
Net change in interest income	$288	$301	$(2)	$587

(1)
Investment securities available-for-sale are presented at fair market value.

Provision for Loan Losses.   We recorded a (reversal) provision for loan losses of  ($690,000) for the year ended December 31, 2018 and no provision for the year ended December 31, 2017 that were charged against income for those periods. Based on management’s review of the adequacy of the allowance for loan losses which included the improvement in asset quality, the increase in outstanding loans and the activity in the allowance account, we felt it was appropriate to record $690,000 recoveries in the current period. At December 31, 2018, the allowance for loan losses was $1.3 million, or 1.27% of the total loans, compared to $1.3 million, or 1.34% of total loans, at December 31, 2017.
Non-accrual loans amounted to $518,000 at December 31, 2018 compared to $1.6 million at December 31, 2017. The decrease in non-accrual loans of  $1.1 million was primarily due to the payoff of $631,000 land loans and $353,000 residential loans (two loans) returning to accruing status. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 44.25% at December 31, 2018 compared to 33.97% at December 31, 2017. Net loan recoveries amounted to $694,000 during the year ended December 31, 2018, compared to $70,000 during the year ended December 31, 2017.
An analysis of the changes in the allowance for loan losses, non-performing loans and classified loans is presented under “— Risk Management — Analysis of Non-performing and Classified Assets” and “— Risk Management — Analysis and Determination of the Allowance for Loan Losses.”
Non-interest Income.   Total non-interest income decreased by $91,000, or 25.3%, from $359,000 for the year ended December 31, 2017 to $268,000 for the year ended December 31, 2018. The decrease in total non-interest income primarily was due to a $21,000 decrease of earnings from bank owned life insurance and a $57,000 decrease in gain on sale of investment securities.

Non-interest Expenses.   Total non-interest expenses increased by $230,000, or 6.2%, from $3.7 million for the year ended December 31, 2017 to $4.0 million for the year ended December 31, 2018. The increase primarily was attributable to $226,000 increase in salaries and employee benefits resulting from an increase in expenses related to restricted stock awards and ESOP costs. Legal and professional expenses for the year ended December 31, 2018 increased by $59,000 as compared to the prior year primarily due to costs associated with adding two large investors on our Board. The increase was offset in part by decreases in occupancy costs of  $33,000 and data processing costs of  $37,000 for the year ended December 31, 2018 as compared to the prior year.
Income Tax Expense.   We had an income tax benefit of  $1.3 million and $0 during the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets. The Company maintained this valuation allowance against the net deferred tax assets at September 30, 2018 based on its estimate of future reversal and utilization. As a result, there was no income tax benefit recorded for the year ended December 31, 2017 or the nine month period ended September 30, 2018.
When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2018, in part because the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset. As a result, the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of  $1.3 million. The effective tax rate for these respective periods was (124.2%) and (0.0%).
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
The following table provides information with respect to our non-performing assets at the dates indicated.
	At December 31,
(Dollars in thousands)	2018	2017
Non-accrual loans:
Residential, home equity lines of credit and consumer	$512	$930
Non-residential	—	—
Construction and land.	6	650
Total non-performing loans	518	1,580
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	341
Total	—	341
Total of non-performing loans and accruing loans 90 days or more past due	518	1,921
Assets acquired through foreclosure	—	—
Ground rents	136	141
Total non-performing assets	654	2,062
Troubled debt restructurings accruing	2,402	2.212
Troubled debt restructurings accruing and total non-performing assets	$3,052	$4,274
Total of non-performing loans and accruing loans past due 90 days or more to total loans	.51%	2.00%
Total non-performing loans to total assets	.35	1.07
Total non-performing assets to total assets	.44	1.40
Total non-performing loans and accruing troubled debt restructurings to total assets	1.94	2.57
Total non-performing assets and accruing troubled debt restructurings to total assets	2.033	2.90
At December 31, 2018, non-accrual loans consisted of 11 residential mortgage loans totaling $513,000 and one construction and land loan totaling $6,000. The decrease in non-performing loans at December 31, 2018 as compared to December 31, 2017 is primarily the result of continued efforts to resolve our problem loans. We had 0 loans 90 days or more delinquent but still accruing at December 31, 2018 as compared to two loan at December 31, 2017.

At December 31, 2018, our largest non-performing loan relationships consisted of the following:
•
Two residential loans (total of  $397,000) secured by the borrowers primary residence.

•
All remaining individual loans have outstanding balances less than $100,000.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At December 31, 2018 and 2017, we had $2.4 million, $2.2 million, respectively, in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.
If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.
At December 31, 2018, our largest accruing troubled debt restructured loan was a $927,000 loan secured by a first mortgage on a church in Baltimore City. We initially restructured the loan to reduce the interest rate on the loan in 2015 and restructured the loan again in June 2018 to correct the amortization on the loan as well as adding an assignment of rent received from two cell phone towers on the property. The loan has paid in accordance to the restructured terms since originally being restructured in 2015 and also since the restructuring in 2018.
Interest income that would have been recorded for the year ended December 31, 2018 and the year ended December 31, 2017 had non-accrual loans been current according to their original terms, amounted to approximately $33,000 and $66,000, respectively. Interest income of  $212,000 and $369,000 related to non-accrual loans was included in interest income for the years ended December 31, 2018 and 2017, respectively.
At December 31, 2017 and 2018, we had no other real estate owned.
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
The following table shows the aggregate amounts of our classified and criticized assets at the dates indicated.
	At December 31,
(In thousands)	2018	2017
Special mention assets	$3,647	$2,296
Substandard assets	1,514	5,632
Total criticized and classified assets	$5,161	$7,928

Classified and criticized assets include loans that are classified due to factors other than payment delinquencies, such as lack of current financial statements and other required documentation, insufficient cash flows or other deficiencies, and, therefore are not included as non-performing assets. Other than as disclosed in the above tables, there are no other loans where management has serious doubts about the ability of the borrowers to comply with the present loan repayment terms. Also included in classified and criticized assets are other real estate owned properties of  $0 at December 31, 2018 and 2017.
At December 31, 2018, our three largest classified asset lending relationships totaled $2.8 million, which represented 53.6% of classified assets. Of our remaining classified assets, none had a book value in excess of  $500,000. At December 31, 2018, our three largest classified asset lending relationships consisted of the following:
•
A $1.1 million lending relationship which consists of two loans with common ownership in each of these loans. The two loans are classified as special mention. One loan in the amount of $786,000 was recently refinanced to fix the interest rate and is secured by residential investor property in Ocean City, Maryland. The other loan for $281,000 is secured by residential lots in Harford County, MD. As of December 31, 2018, the borrower has kept these loans current on an ongoing basis;

•
A $968,000 relationship consisting of two loans served by land and the improvements thereon consisting of two homes, a commercial building and a marina with boat slips. The two loans are classified as substandard as the collateral value of the properties barely covers the debt. As of December 31, 2018, the borrower has kept these loans current on an ongoing basis;

•
A $730,000 residential investor loan secured by eight properties located in Baltimore City, Maryland. This loan is classified as special mention. As of December 31, 2018, the borrower has kept these loans current on an ongoing basis.

Delinquencies.   The following table provides information about delinquencies in our loan portfolio at the dates indicated.
	At December 31,
	2018				2017
	30 – 89 Days		90 Days or More		30 – 89 Days		90 Days or More
(Dollars in thousands)	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
Residential, home equity lines of credit and consumer	4	$14	3	$243	5	$115	7	$579
Non-residential	—	—	—	—	—	—	—	—
Construction and land	—	—	—	—	—	—	2	631
Total	4	$14	3	$243	5	$115	9	$1,210

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

General Valuation Allowance.   We establish a general valuation allowance for loans that should be adequate to reserve for the estimated credit losses inherent in each segment of our loan portfolio, given the facts and circumstances as of the valuation date for all loans in the portfolio that have not been classified. The allowance is based on our average annual rate of net charge offs experienced over the previous three years on each segment of the portfolio and is adjusted for current qualitative factors. If historical loss data is not available for a segment, the estimates used will be based on various components such as industry averages. For purposes of determining the estimated credit losses, the loan portfolio is segmented as follows: (i) residential first mortgage real estate loans; (ii) residential second mortgage real estate loans; (iii) residential home equity lines of credit; (iv) commercial loans; (v) construction loans; (vi) land loans; and (vii) consumer loans. Qualitative factors that are considered in determining the adequacy of the allowance for loan losses are as follows: (i) trends of delinquent and non-accrual loans; (ii) economic factors; (iii) concentrations of credit; (iv) changes in the nature and volume of the loan portfolio; and (v) changes in lending staff and loan policies. We do not record allowances for impaired loans in our general allowance; however, the balances of impaired loans are included in the other categories of our allowance for loan losses until an updated appraisal is received when measured individually.
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
Unallocated Allowance.   Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of December 31, 2018, we had approximately $276,000 of unallocated reserves as compared to $155,000 as of December 31, 2017.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.
	At December 31,
	2018			2017
(Dollars in thousands)	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
Residential and home equity lines of credit	$982	76.00%	79.38%	$1,043	80.98%	82.42%
Non-residential	270	20.90	15.38	158	12.27	13.76
Construction and land	20	1.55	2.94	87	6.75	3.38
Consumer and C&I	20	1.55	2.30	—	—	.44
Total	$1,292	100.00%	100.00%	$1,288	100.00%	100.00%

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

Analysis of Loan Loss Experience.   The following table sets forth an analysis of the allowance for loan losses for the periods indicated.
	Year Ended December 31,
(Dollars in thousands)	2018	2017
Allowance at beginning of period	$1,288	$1,218
Charge-offs:
Residential, home equity lines of credit and consumer	(43)	(85)
Non-residential	—	(81)
Construction and land loans	—	—
Total charge-offs	(43)	(166)
Recoveries:
Residential, home equity lines of credit and consumer	38	105
Non-residential	2	—
Construction and land loans	697	131
Total recoveries	737	236
Net recoveries (charge-offs).	694	70
(Reversal) Provision for loan losses	(690)	—
Allowance at end of period	$1,292	$1,288
Allowance for loan losses to non-performing loans and accruing troubled debt restructurings at end of period	44.25%	33.97%
Allowance for loan losses to total loans at end of period	1.27%	1.34%
Net (recoveries) charge-offs to average loans outstanding during the period	(0.70)%	(0.08)%

A loan is considered past due or delinquent when a contractual payment is not paid on the day it is due. Loans generally are placed on non-accrual status when they become 120 days delinquent. We may choose to consider loans from 90 to 119 days delinquent to be non-accrual, and generally do so except where a borrower has a history of periodically bringing a loan current after being 90 days or more delinquent. A loan is considered impaired when, based on current information and events, it is probable that Madison Bank of Maryland will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. If the loan is deemed collateral dependent the impairment is measured on the net realizable value of the collateral. If loan repayment is not deemed collateral dependent, impairment is measured on the net present value of the expected discounted future cash flows. Impaired loans totaled $3.4 million as of December 31, 2018 and were comprised of the following: four loans ($450,000) that were 90 days or more delinquent and 23 loans ($3.0 million) that were less than 90 days delinquent. See note 3 of notes to consolidated financial statements.
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

During the years ended December 31, 2018 and 2017, we had net recoveries totaling $694,000 and $70,000, respectively.
Interest Rate Risk Management.   We manage the interest rate sensitivity of our interest-bearing liabilities and interest-earning assets in an effort to minimize the adverse effects of changes in the interest rate environment. Deposit accounts typically react more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, sharp increases in interest rates may adversely affect our earnings while decreases in interest rates may beneficially affect our earnings. To reduce the potential volatility of our earnings, we have sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Our strategy for managing interest rate risk emphasizes adjusting our loan mix by originating fixed-rate loans with shorter maturities and adjusting our investment portfolio mix and duration. Specifically, while we do not originate adjustable-rate residential mortgage loans, over the past several years we have sought to shorten the average term of our loan portfolio by emphasizing the origination of residential fixed-rate loans with seven-to 15-year terms. At December 31, 2018, we also had $498,000 of interest-bearing deposits in other banks that reprice in the very near term. With respect to liabilities, we have had some success in the current low interest rate environment in increasing our longer-term certificates of deposit, as our customers have been willing to purchase longer-term certificates of deposit in exchange for increased yield, while, conversely, decreasing our short-term certificates of deposit.
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
Net Interest Income Analysis.   The Bank analyzes its sensitivity to changes in interest rates through our net interest income simulation model which is provided to us by an independent third party. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a one-year period based on current interest rates. We then calculate what the net interest income would be for the same period under different interest rate assumptions. We also estimate the impact over a five year time horizon. These analyses assess the risk of loss in net interest income in the event of a sudden and sustained 100 to 400 basis point increase or 100 basis point decreases in market interest rates with no effect given to any steps that we might take to counter the effect of that interest rate movement. The following table shows the estimated impact on net interest income for the one-year period beginning December 31, 2018 resulting from potential changes in interest rates. These estimates require certain assumptions to be made, including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain. As a result, no simulation model can precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Rate Shift(1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$2,743	(21.8)%
+300	$2,943	(16.1)%
+200	$3,149	(10.2)%
+100	$3,347	(4.5)%
Level	$3,506	—
-100	$3,451	(1.6)%
-200	$3,247	(7.4)%

(1)
The calculated changes assume an immediate shock of the static yield curve.

The decline in net interest income during year 1 in each of these scenarios is caused by our liabilities repricing faster than our assets. In addition to immediate rate shocks, the Bank also analyzes different rate environments such as a more gradual rate increase. In a gradual rate 200 basis point increase environment, the analysis shows net interest income decreasing by $210,000 to $3,296,000 as this gradual increase has less effect on our interest bearing liabilities.
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
Rate Shift(1)	Economic Value of Equity	% Change In Equity from Level
	(Dollars in thousands)
+400	$12,452	(56.9)%
+300	$16,183	(44.0)%
+200	$20,480	(29.1)%
+100	$24,965	(13.5)%
Level	$28,875	—
-100	$30,403	5.3%
-200	$29,666	2.7%

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
Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $7.4 million. Securities classified as available-for-sale, amounting to $14.1 million at December 31, 2018, provide an additional source of liquidity. In addition, at December 31, 2018, we hadthe ability to borrow a total of approximately $37.5 million from the Federal Home Loan Bank of Atlanta. At December 31, 2018, we had $19.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at December 31, 2018.
At December 31, 2018, we had $310,000 in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2018 totaled $36.7 million, or 58.9% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
The following table represents our contractual obligations as of December 31, 2018.
(In thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Contractual obligations:
Certificates of deposit	$62,098	$36,560	$19,925	$5,613	$—
Operating lease obligations	354	102	184	68	—
Federal Home Loan Bank of Atlanta advances and other borrowings	19,000	9,000	—	—	10,000
Severance Payments	108	108	—	—	—
Post-retirement benefits	186	21	42	42	81
Total	$81,746	$45,791	$20,151	$5,723	$10,081

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
Financing and Investing Activities
Capital Management.   We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines. See “Item 1. Business — Regulation and Supervision — Federal Banking Regulation — Capital Requirements,” and note 12 of the Notes to Consolidated Financial Statements.
The capital from the offering significantly increased our liquidity and capital resources. Over time, the initial level of liquidity has been reduced as net proceeds from the stock offering were used for general corporate purposes, including the funding of lending activities.
We may elect to use capital management tools such as cash dividends and common share repurchases to enhance shareholder value.
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
For the years ended December 31, 2018 and 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.
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
Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.
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
(c)
Changes to Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Equity for the Years Ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements
(b) Exhibits.   The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.
No.	Description
3.1	Articles of Incorporation of MB Bancorp, Inc.(1)
3.2	Bylaws of MB Bancorp, Inc.(1)
4.1	Common Stock Certificate of MB Bancorp, Inc.(1)
10.1	Two-Year Change in Control Agreement between Madison Bank of Maryland and Philip P. Phillips +(2)
10.2	Two-Year Change in Control Agreement between Madison Bank of Maryland and Lisa M. McGuire-Dick +(2)
10.3	Two-Year Change in Control Agreement between Madison Bank of Maryland and John M. Wright +(3)
10.4	MB Bancorp, Inc. 2016 Equity Incentive Plan +(4)
10.5	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Phil Phillips effective January 2017.(5)
10.6	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and John M. Wright effective January 2017.(5)
10.7	Supplemental Life Insurance Agreement entered into by and between Madison Bank of Maryland and Lisa M. McGuire-Dick effective January 2017.(5)
10.8	Director Emeritus Plan(5)
10.9	Standstill Agreement, dated February 20, 2018 by and among MB Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Corissa J. Briglia.(6)
10.10	Standstill Agreement dated February 20, 2018 by and between MB Bancorp, Inc. and Jeffrey Thorp.(6)
21.1	Subsidiaries
23.1	Consent of TGM Group LLC
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

No.	Description
101.1	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to the Consolidated Financial Statements

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

(5)
Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2016 (File No. 000-55341).

(6)
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
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MB BANCORP, INC.
March 13, 2019	By:	/s/ Philip P. Phillips
Philip P. Phillips President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Philip P. Phillips Philip P. Phillips	President, Chief Executive Officer and Director (principal executive officer)	March 13, 2019
/s/ John M. Wright John M. Wright	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 13, 2019
/s/ Douglas S. Wilson Douglas S. Wilson	Chairman of the Board	March 13, 2019
/s/ David A. Klunk David A. Klunk	Director	March 13, 2019
/s/ Michael Nobile Michael Nobile	Director	March 13, 2019
/s/ Randall S. Pace Randall S. Pace	Director	March 13, 2019
/s/ Nicole N. Glaeser Nicole N. Glaeser	Director	March 13, 2019
/s/ Louis J. Vigliotti Louis J. Vigliotti	Director	March 13, 2019
/s/ Corissa Porcelli Corissa Porcelli	Director	March 13, 2019
/s/Jeffrey Thorp Jeffrey Thorp	Director	March 13, 2019

Index to Consolidated Financial Statements
of MB Bancorp, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
MB Bancorp, Inc. and Subsidiaries
Forest Hill, Maryland
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of MB Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2017.
Salisbury, Maryland
February 26, 2019

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
ASSETS	As of December 31, 2018	As of December 31, 2017
(Dollars in thousands)
Cash and due from banks	$5,877	$6,603
Interest bearing deposits in other banks	1,534	1,362
Total cash and cash equivalents	7,411	7,965
Other interest-bearing deposits in other banks	498	1,245
Investment securities available-for-sale – at fair value	14,093	16,605
Investment securities held to maturity – amortized cost	16,802	17,410
Loans, net of unearned fees	101,052	95,053
Less allowance for loan losses	(1,292)	(1,288)
Loans, net	99,760	93,765
Real estate ground rents	811	822
Less allowance for credit losses	(136)	(141)
Ground rents, net	675	681
Federal Home Loan Bank stock, at cost	940	754
Property and equipment – net	3,548	3,664
Deferred income taxes	1,354	—
Bank-owned life insurance	4,692	4,574
Accrued interest receivable and other assets	576	668
TOTAL ASSETS	$150,349	$147,331
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits	$97,821	$103,308
Federal Home Loan Bank advances	19,000	13,000
Deferred compensation liability	148	159
Accounts payable and other liabilities	416	504
Total liabilities	117,385	116,971
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,960,620 and 1,940,200 shares at December 31, 2018 and December 31, 2017, respectively	19	19
Additional paid-in capital	18,385	18,135
Retained earnings – substantially restricted	16,078	13,780
Accumulated other comprehensive loss	(286)	(229)
Unearned ESOP shares	(1,232)	(1,345)
Total stockholders’ equity	32,964	30,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$150,349	$147,331

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	For the Years Ended December 31,
(Dollars in thousands, except per share amount)	2018	2017
INTEREST INCOME:
Interest and fees on loans	$4,337	$3,423
Interest on federal funds sold and other investments	54	78
Interest and dividends on investment securities	926	882
Total interest income	5,317	4,383
INTEREST EXPENSE:
Interest on deposits	997	816
Interest on short-term borrowings	181	69
Interest on long term borrowings	105	51
Total interest expense	1,283	936
NET INTEREST INCOME	4,034	3,447
(REVERSAL) PROVISION FOR LOAN LOSSES	(690)	—
NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	4,724	3,447
NON-INTEREST INCOME:
Service charges on deposit accounts	15	15
Fees and charges on loans	33	39
Increase in cash surrender value of life insurance	142	163
Gain on investment securities	—	57
Ground rent fees	39	41
Other income	39	44
Total non-interest income	268	359
NON-INTEREST EXPENSE:
Salaries and employee benefits	2,341	2,115
Occupancy expenses	400	433
Furniture and equipment expenses	46	41
Legal and professional expenses	379	320
Data processing and other outside services	285	322
FDIC insurance premiums	34	20
Advertising and marketing related expenses	7	9
Other expenses	471	473
Total non-interest expenses	3,963	3,733
INCOME BEFORE INCOME TAXES	1,029	73
INCOME TAX EXPENSE/(BENEFIT)	(1,278)	—
NET INCOME	$2,307	$73
Basic earnings per share	$1.27	$0.04
Diluted earnings per share	$1.27	$0.04

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
	For the Years Ended
(Dollars in thousands)	December 31, 2018	December 3 1, 2017
NET INCOME	$2,307	$73
OTHER COMPREHENSIVE INCOME (LOSS) ON AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized losses during the period	(133)	(90)
Reclassification of gain included in period	—	(57)
Unrealized losses during the period	(133)	(147)
Income taxes on unrealized losses during the period	76	—
	(57)	(147)
COMPREHENSIVE INCOME (LOSS)	$2,250	$(74)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCES AT JANUARY 1, 2017	$19	$18,132	$13,770	$(1,458)	$(139)	$30,324
Net income	—	—	73	—	—	73
Net unrealized loss on available-for sale securities, net of tax of $0	—	—	—	—	(90)	(90)
Stock-based compensation	—	124	—	113	—	237
Repurchase of shares	—	(121)	(63)	—	—	(184)
BALANCES AT DECEMBER 31, 2017	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360
BALANCES AT JANUARY 1, 2018	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360
Net income	—	—	2,307	—	—	2,307
Net unrealized loss on available-for sale securities, net of tax of $76	—	—	—	—	(57)	(57)
Stock-based compensation	—	266	—	113	—	379
Repurchase of shares	—	(16)	(9)	—	—	(25)
BALANCES AT DECEMBER 31, 2018	$19	$18,385	$16,078	$(1,232)	$(286)	$32,964

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,307	$73
Adjustment to reconcile net income to net cash used in operating activities:
Depreciation expense	137	132
Increase in cash surrender value of life insurance	(118)	(143)
Net amortization/accretion of premiums and discounts	74	69
Provision for loan losses	(690)	—
Reversal for ground rent losses	(5)	—
Deferred income tax benefits, net	(1,278)	—
Non-cash compensation under stock-based benefit plan	379	237
Increase in accrued interest and other assets	92	(106)
Gain on sale of investment securities	—	(57)
Loss on early extinguishment of debt	—
Decrease in deferred compensation liability	(11)	(11)
Decrease in accounts payable and other liabilities	(88)	(298)
Net cash provided by (used in) operating activities	$799	$(104)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in other interest bearing deposits in other banks	$747	$5,977
Purchase of available-for-sale investments	—	(15,971)
Proceeds from calls/repayments of available-for-sale investments	2,298	1,599
Proceeds from sale of available for sale securities	—	1,359
Purchase of held-to-maturity investments	—	(1,732)
Proceeds from maturity/repayments of held-to-maturity investments	615	3,144
Increase in loans, net	(5,305)	(7,735)
Proceeds from sale of ground rents	11	7
Purchase of bank-owned life insurance	—	(3,500)
Purchase of property, plant and equipment	(21)	(119)
Redemption of Federal Home Loan Bank stock	(186)	(336)
Net cash used in investing activities	$(1,841)	$(17,307)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	$(5,487)	$10,293
Federal Home Loan Bank advances	48,000	52,000
Federal Home Loan Bank repayments	(42,000)	(46,000)
Repurchase of common stock	(25)	(184)
Net cash used in financing activities	488	16,109
DECREASE IN CASH AND CASH EQUIVALENTS	(554)	(1,302)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,965	9,267
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,411	$7,965
Supplemental cash flow information:
Interest paid	$1,267	922
Income taxes paid	$—	$—
Unrealized Appreciation (Depreciation) on Securities AFS	$(133)	$(90)
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
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

A loan is considered to be a troubled debt restructured loan (“TDR”) when the Company grants a concession to the borrower that the Company would not otherwise consider to a borrower of comparable risk and placed on non-accrual status. Such concessions include the reduction of interest rates, forgiveness of all or a portion of principal or interest, extension of loan term or other modifications at interest rates that are less than the current market rate for new obligations with similar risk. If a loan is in nonaccrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as nonaccrual until we receive six consecutive monthly payments under the restructured terms..
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
Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At December 31, 2018 and 2017, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $811,000 and $822,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At December 31, 2018 and 2017, the Company had $136,000 and $141,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.
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
Recognition of Deferred Tax Valuation Allowance
Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. The Company recorded a deferred tax valuation allowance specific to capital loss carryforward in 2013 and further increased the valuation allowance to include net operating loss carryforward in 2014. During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. During the year of 2016, the Company recorded additional deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in December 2016 and continuing through the period ended September 30, 2018. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. The Company maintained this valuation allowance against the net deferred tax assets at September 30, 2018 based on its estimate of future reversal and utilization. As a result, there was no income tax benefit recorded for the year ended December 31, 2017 or the nine month period ended September 30, 2018.
When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. As of December 31, 2018, the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset. The Company further examined each component of the deferred tax asset and determined it was more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of December 31, 2018, the Company will continue to keep the valuation allowance attributable to state net operating losses ($362,000). As a result, a portion of the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of  $1.3 million.
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
2.
INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:
	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(94)	$906
Municipal Securities	481	—	(4)	477
Mortgage-backed securities	12,974	2	(266)	12,710
Total investments available-for-sale	$14,455	$2	$(364)	$14,093

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities	$1,000	$—	$(55)	$945
Municipal Securities	499	—	(2)	497
Mortgage-backed securities	15,334	—	(171)	15,163
Total investments available-for-sale	$16,833	$—	$(228)	$16,605

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:
	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$12,500	$—	$(640)	$11,860
Mortgage backed securities	4,302	53	(124)	4,231
Total investments held-to-maturity	$16,802	$53	$(764)	$16,091

	December 31, 2017
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities	$12,500	$—	$(424)	$12,076
Mortgage backed securities	4,910	106	(84)	4,932
Total investments held-to-maturity	$17,410	$106	$(508)	$17,008

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of December 31, 2018 and 2017 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At December 31, 2018 and 2017, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.
There were no sales of investment securities for the year ended December 31, 2018. The Bank realized gains of  $57,000 on sale of investment securities for the year ended December 31, 2017. Proceeds from sales of available for sale securities totaled $1.4 million for the year ended December 31, 2017 with realized gains of  $23,000. During the year ended December 31, 2017, the Bank also sold held-to-maturity securities which has a substantial (greater than 85%) portion of the principal paid prior to the sale of the security thus not tainting the remaining held-to-maturity portfolio. Proceeds from sales of held-to-maturity securities totaled $701,000 for the year ended December 31, 2017 with realized gains of  $34,000.
	December 31, 2018
	Less than 12 Months				12 Months or More		Total
(Dollars in thousands)	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities		$—		$—	$14,316	$(390)	$14,316	$(390)
Municipal Securities		—		—	477	(4)	477	(4)
U.S. Government securities		—		—	12,766	(734)	12,766	(734)
Total temporarily impaired securities	$		$		$27,559	$(1,128)	$27,559	$(1,128)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$13,443	$(117)	$4,499	$(138)	$17,942	$(255)
Municipal Securities	497	(2)			497	(2)
U.S. Government securities	987	(13)	12,034	(466)	13,021	(479)
Total temporarily impaired securities	$14,927	$(132)	$16,533	$(604)	$31,460	$(736)

The scheduled maturities of debt securities at December 31, 2018 were as follows:
	Amortized Cost	Fair Value
	(in thousands)	(in thousands)
Due over one year through five years	$1,000	$979
Due over five years through ten years	11,500	10,881
Due after ten years .	1,481	1,383
Mortgage-backed securities	17,276	16,941
Total	$31,257	$30,184

3.
LOANS RECEIVABLE

Loans receivable consist of the following:
(Dollars in thousands)	December 31, 2018	December 31, 2017
Secured by real estate:
Residential:
One-to four-family	$77,209	$74,266
Multi-family	1,189	1,243
Total	78,398	75,509
Non-residential	15,709	13,183
Construction and land loans	3,003	3,240
Home equity line of credit (“HELOC”)	2,660	3,471
Consumer and other loans:
Loans to depositors, secured by savings, & C&I	2,346	424
	102,116	95,827
Add:
Net discount on purchased loans	(4)	1
Unamortized net deferred costs	50	41
Less:
Undisbursed portion of construction loans	(1,046)	(741)
Unearned net loan origination fees	(64)	(75)
Less allowance for loan losses	(1,292)	(1,288)
Loans receivable, net	$99,760	$93,765

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

Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s historical loan loss experience, known and inherent losses in the portfolio, adverse situations that may affect the borrower’s ability to repay, and the estimated value of any underlying collateral. The historical loss experience over a three year period is further adjusted for qualitative factors which include: changes in composition of the loan portfolio, current economic conditions, trends of past due and classified loans, quality of loan review system and Board oversight, existence and effect of concentrations and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.
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
Allowance for loan losses and recorded investment in loans for the year ended December 31, 2018 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,043	$158	$87	$1,288
Charge-offs	(43)	—	—	(43)
Recoveries	38	2	697	737
Provisions (Reversal)	(72)	110	(728)	(690)
Ending balance	$1,002	$270	$20	$1,292
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,002	$270	$20	$1,292
Loans:
Ending balance: individually evaluated for impairment	$1,898	$1,236	$287	$3,421
Ending balance: collectively evaluated for impairment	$81,506	$14,473	$2,716	$98,695

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$973	$158	$87	$1,218
Charge-offs	(83)	(81)	—	(166)
Recoveries	105	—	131	236
Provisions (Reversal)	50	81	(131)	—
Ending balance	$1,043	$158	$87	$1,288
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$30	$—	$—	$30
Ending balance: collectively evaluated for impairment	$1,013	$158	$87	$1,258
Loans:
Ending balance: individually evaluated for impairment	$2,179	$1,154	$1,094	$4,427
Ending balance: collectively evaluated for impairment	$77,225	$12,029	$2,146	$91,400

Credit risk profile by internally assigned classification as of December 31, 2018 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,882	$14,582	$2,491	$96,955
Special mention	2,976	159	512	3,647
Substandard	546	968	—	1,514
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$83,404	$15,709	$3,003	$102,116

Credit risk profile by internally assigned classification as of December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$74.808	$11,181	$1,910	$87,899
Special mention	2,060	—	236	2,296
Substandard	2,536	2,002	1,094	5,632
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$79,404	$13,183	$3,240	$95,827

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

Impaired loans as of and for the year ended December 31, 2018 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,898	$1,236	$287	$3,421
Unpaid principal balance	2,116	1,365	435	3,916
Average recorded investment, for the twelve months ended December 31, 2018	2,230	1,201	619	4,050
Interest income recognized.	133	44	35	212
Interest income foregone	33	—	—	33
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the twelve months ended December 31, 2018.	—	—	—	—
Interest income recognized.	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	1,898	1,236	287	3,421
Unpaid principal balance	2,116	1,365	435	3,916
Related allowance	—	—	—	—
Average recorded investment, for the twelve months ended December 31, 2018	2,230	1,201	619	4,050
Interest income recognized.	133	44	35	212
Interest income foregone	33	—	—	33

Impaired loans as of and for the year ended December 31, 2017 is as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,823	$1,154	$1,094	$4,071
Unpaid principal balance	2,421	2,026	2,137	6,584
Average recorded investment, for the twelve months ended December 31, 2017	2,511	1,468	1,310	5,289
Interest income recognized	179	92	41	312
Interest income foregone	8	4	53	65
With an allowance recorded:
Recorded investment	356	—	—	356
Unpaid principal balance	357	—	—	357
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	354	—	—	354
Interest income recognized	57	—	—	57
Interest income foregone	—	—	—	—
Total
Recorded investment	2,179	1,154	1,094	4,427
Unpaid principal balance	2,778	2,026	2,137	6,941
Related allowance	30	—	—	30
Average recorded investment, for the twelve months ended December 31, 2017	2,865	1,468	1,310	5,643
Interest income recognized	236	92	41	369
Interest income foregone	8	4	53	65
An aged analysis of past due loans as of December 31, 2018 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, C&I, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$83,147	$15,709	$3,003	$101,859
30 – 59 days past due	14	—	—	14
60 – 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	243	—	—	243
Total past due	257	—	—	257
Total	$83,404	$15,709	$3,003	$102,116

An aged analysis of past due loans as of December 31, 2017 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$78,710	$13,183	$2,609	$94,502
30 – 59 days past due	115	—	—	115
60 – 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	341	—	—	341
Greater than 90 days past due	238	—	631	869
Total past due	694	—	631	1,325
Total	$79,404	$13,183	$3,240	$95,827

Non-performing loans as of December 31, 2018 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$258	$—	$6	$264
Other non-accrual loans	254	—	—	254
Total non-accrual loans	512	—	6	518
Accruing troubled debt restructured loans.	1,166	1,236	—	2,402
Total	$1,678	$1,236	$6	$2,920

Non-performing loans as of December 31, 2017 are as follows:
(Dollars in thousands)	Residential Real Estate, HELOC, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$427	$—	$649	$1,076
Other non-accrual loans	430	74	—	504
Total non-accrual loans	857	74	649	1,580
Accruing troubled debt restructured loans	1,059	1,153	—	2,212
Total	$1,916	$1,227	$649	$3,792

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

The following includes loans modified as troubled debt restructurings during the year ended December 31, 2018.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	1	$153	$153
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	1	$153	$153

The following includes loans modified as troubled debt restructurings during the year ended December 31, 2017.
(Dollars in thousands)	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
Residential real estate and consumer	1	$156	$156
Non-residential real estate	—	—	—
Construction and land	—	—	—
Total	1	$156	$156

During the years ended December 31, 2018 and 2017, no loans classified as troubled debt restructurings subsequently defaulted.
Loans serviced by the Bank for the benefit of others totaled $237,000 and $401,000 at December 31, 2018 and 2017, respectively.
Consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure totaled $0 and $0 as of December 31, 2018 and 2017.
4.
PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classification as follows at:
(Dollars in thousands)	December 31, 2018	December 31, 2017
Land	$1,018	$1,018
Buildings	4,408	4,398
Furniture, fixtures and equipment	1,030	1,021
	6,456	6,437
Less accumulated depreciation and amortization	2,908	2,773
Total property and equipment	$3,548	$3,664

Depreciation expense for the years ended December 31, 2018 and 2017 was $137,000 and $132,000, respectively.

The Bank is obligated under long-term operating leases for one of its branches. Rental expense under these agreements was approximately $93,000 and $90,000 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, the minimum rental commitments under the non-cancelable operating leases are as follows:
Year Ending December 31:
2019	84,837
2020	87,383
2021	90,004
2022	61,346
$323,570

5.
OTHER REAL ESTATE OWNED

The balance in other real estate owned at December 31, 2018 and 2017 was $0.
The activity in residential other real estate owned is as follows:
(Dollars in thousands)	December 31, 2018	December 31, 2017
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.
DEPOSITS

Deposits are summarized as follows:
(Dollars in thousands)	December 31, 2018	December 31, 2017
Non-interest-bearing deposits	$1,625	$1,542
NOW and Money market	20,833	21,481
Savings	13,265	14,718
Certificates of deposit	62,098	65,567
Total deposits	$97,821	$103,308

The aggregate amount of time deposits in denominations of  $250,000 or more as of December 31, 2018 and 2017 was $2,715,000 and $3,165,000, respectively. Deposit amounts in excess of  $250,000 generally are not insured by the Federal Deposit Insurance Corporation.
At December 31, 2018, the schedule maturities of certificates of deposit are as follows:
(Dollars in thousands)
2019	$36,560
2020	11,574
2021	8,351
2022	4,009
2023	1,604
Total	$62,098

Executive officers’ and directors’ deposits were $578,000 and $330,000 at December 31, 2018 and 2017, respectively.
7.
INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:
(Dollars in thousands)	December 31, 2018	December 31, 2017
Deferred tax assets:
Deferred loan fees and costs, net	$4	$9
Allowance for credit losses	355	355
Deferred compensation	41	44
Severance payments	28	60
Restricted stock awards	—	14
Allowance for ground rents	37	39
Allowance for delinquent mortgage interest	15	101
Contribution carryforward	—	2
Net operating loss carryforward	1,274	1,354
Unrealized loss on available-for-sale securities	76	—
Total deferred tax assets	1,830	1,978
Valuation allowance	(362)	(1,883)
Deferred tax assets after valuation allowance	1,468	95
Deferred tax liabilities:
Depreciation	90	95
Restricted Stock Awards	24	—
Total deferred tax liabilities	114	95
Net deferred tax assets	$1,354	$—

Management evaluates deferred tax assets annually.
The provision for income taxes is comprised of the following:
	Year Ended December 31
(Dollars in thousands)	2018	2017
Tax expense (benefit):
Current federal and state	$(1,533)	$—
Deferred tax	255	—
Total	$(1,278)	$—

A reconciliation of the provision for income taxes at the statutory federal tax rates to the Bank’s actual provision for income taxes is as follows:
	12 Months Ended December 31, 2018	12 Months Ended December 31, 2017
Computed at federal statutory rates	21.0%	34.0%
State income taxes, net of federal tax benefit	5.0	0.0
Bank-owned life insurance income	(2.9)	(76.0)
Nondeductibles	0.4	13.1
Valuation allowance	(149.2)	2.4
Other	1.5	26.5
Total	(124.2)%	0.0%

On December 22, 2017 the Tax Cuts and Jobs Act was signed into law which, among other items, reduced the corporate tax rate from a graduated set of rates with a maximum of 35% to a flat 21% beginning with taxable years starting after December 31, 2017. As required under ASC Topic 740, the Bank re-measured its deferred income tax assets and liabilities for temporary differences from the current corporate tax rate to the new corporate tax rate of 21% as of December 31, 2017. Since we had a full valuation allowance on our deferred income tax assets, as of December 31, 2017, there was no cumulative adjustment recognized in income tax expense from continuing operations as a discrete item in the period that included the enactment date, December 31, 2017. Beginning in 2018 the Company’s federal statutory tax rate was be 21%.
The amount of loss carryforwards available for any one year may be limited if the Bank is subject to the alternative minimum tax.
At December 31, 2018, the Bank had approximately $3.9 million in federal and $4.9 million in state net operating loss carryforwards. These net operating loss carryforwards begin to expire in 2033. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period. The amount of the loss carryforward available for any one year may be limited if the Bank is subject to the alternative minimum tax.
Valuation allowance for deferred taxes for the years ended December 31, 2018 and 2017 is as follows:
(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2017	$(2,608)
Expiration of capital loss carryforwards	—
Increase in valuation allowance	725
Balance of December 31, 2017	$(1,883)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	1,521
Balance of December 31, 2018	$(362)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. The Company recorded a deferred tax valuation allowance specific to capital loss carryforward in 2013 and further increased the valuation allowance to include net operating loss carryforward in 2014. During 2014, management established a valuation allowance for the net operating loss component of the Bank’s deferred tax assets as the Bank had remained in a cumulative loss position for three consecutive years and consequently management reevaluated the need for a valuation allowance of the deferred tax asset balance. During the year of 2016, the Company recorded additional deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in December 2016 and continuing through the period ended September 30, 2018. Management’s evaluation included: management’s ability to fully implement our strategic plan and the ability to generate sufficient taxable income to fully realize the Bank’s net operating loss carryforwards. Management concluded that it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the cumulative net operating loss carryforward and, therefore, established a valuation allowance to offset the net operating loss carryforward related deferred tax asset. The Company maintained this valuation allowance against the net deferred tax assets at September 30, 2018 based on its estimate of future reversal and utilization. As a result, there was no income tax benefit recorded for the year ended December 31, 2017 or the nine month period ended September 30, 2018.
When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. As of December 31, 2018, the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset. The Company further examined each component of the deferred tax asset and determined it was more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of December 31, 2018, the Company will continue to keep the valuation allowance attributable to state net operating losses ($362,000). As a result, a portion of the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of  $1.3 million.
8.
FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at December 31, 2018 consisted of two Convertible advances and a daily rate credit advance whereas Federal Home Loan Bank advances at December 31, 2017 consisted of a Convertible advance and fixed rate advances. At December 31, 2018, there were two $5,000,000 Convertible advances with the following criteria: 1) $5,000,000 Convertible advance at a rate of 1.84% with a maturity date of December 6, 2028. On June 6, 2019, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty; 2) $5,000,000 Convertible advance at a rate of 1.67% with a maturity date of December 22, 2028. On June 22, 2019, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty. In addition to the Convertible advances, there was a $9,000,000 daily rate credit advance at a rate of 2.65% as of December 31, 2018 which reprices daily. At December 31, 2017, there was a $5,000,000 Convertible advance at a rate of 1.10% with a maturity date of October 6, 2027. On October 6, 2018, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty.
Fixed-rate borrowings from the Federal Home Loan Bank are as follows:
(Dollars in thousands)	Interest Rate	December 31, 2018	December 31, 2017
March 12, 2018	1.46	—	4,000
December 14, 2018	1.41	—	4,000
		—	$8,000

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.
The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of December 31, 2018 and 2017, there was nothing outstanding on the credit facility.
9.
RETIREMENT PLANS

In 2005, the Bank instituted a 401(k) Plan covering substantially all of its employees. The Bank recorded expense of  $24,000 and $11,000 for the years ended December 31, 2018 and December 31, 2017, respectively. The amounts contributed to the 401(k) were included in expense for the periods reported. For the year ended December 31, 2017 and 2018, the Board of Directors authorized a 3% matching contribution. The Board may also authorize a discretionary profit sharing contribution, but has not done so since 2005.
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
The ESOP purchased 169,280 shares of Company common stock in the Company’s initial public offering at $10.00 per share with the proceeds of a fifteen (15) year loan from the Company. The outstanding loan principal balance was $1.2 million and $1.3 million at December 31, 2018 and 2017, respectively. The Bank makes annual contributions to the ESOP equal to the principal and interest due on the loan. Any dividends declared on Company common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. As the ESOP loan is repaid, shares of Company common stock pledged as collateral for the loan are released from the loan suspense account for allocation to Plan participants on the basis of each active participant’s proportional share of compensation. Participants vest in their ESOP allocations at the rate of 20% per year over a five-year period. However, in connection with the implementation of the ESOP, participants were given credit for past service with the Bank for vesting purposes. Participants will become fully vested upon age 65, death or disability, a change in control, or termination of the ESOP. Generally, participants will receive distributions from the ESOP upon separation from service. The plan reallocates any unvested shares of common stock forfeited upon termination of employment among the remaining participants in the plan.
The ESOP compensation expense for the years ended December 31, 2018 and 2017 was $187,000 and $171,000, respectively. This amount represents the average fair market value of the shares of Company common stock allocated or committed to be released as of that date. Dividends, if any, on allocated shares are recorded as a reduction of retained earnings and dividends, if any, on unallocated shares are recorded as a reduction of the debt service.
The ESOP shares were as follows as of December 31, 2018 and 2017:
(Dollars in thousands, except per share amount)	December 31, 2018	December 31, 2017
Shares released and allocated	39,203	32,577
Unearned shares	123,200	134,485
	162,403	167,062
Fair value of unearned shares	$1,786	$2,381

11.
STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan”). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At December 31, 2018, there were 74,640 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.
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

A summary of changes in the Company’s nonvested shares for the years ended December 31, 2017 and December 31, 2018 are as follows:
	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at January 1, 2017	2,500	$13.40
Granted	50,000	15.29
Vested	(1,250)	13.40
Forfeited	—	—
Nonvested at December 31, 2017	51,250	$15.24
Nonvested at January 1, 2018	51,250	$15.24
Granted	22,140	16.90
Vested	(11,250)	15.08
Forfeited	—	—
Nonvested at December 31, 2018	62,140	$15.86
Fair Value of shares vested	$176,250

The following table outlines the vesting schedule of the nonvested restricted stock awards as of December 31, 2018:
Year Ending December 31,	Number of restricted shares
2019	14,428
2020	14,428
2021	14,428
2022	14,428
2023	4,428
62,140

The Company recorded restricted stock awards expense of  $192,484 for the year ended December 31, 2018. As of December 31, 2018, there was $910,327 of total unrecognized compensation cost related to nonvested shares granted under the 2016 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 4.05 years.
12.
RELATED PARTY TRANSACTIONS

Certain directors and executive officers have loan transactions with the Bank. Such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with outsiders. The following schedule summarizes changes in amounts of loans outstanding, both direct and indirect, to these persons during 2018 and 2017:
(Dollars in thousands)	12 Months Ended December 31, 2018	12 Months Ended December 31, 2017
Balance at beginning of period	$913	$765
Additions	—	181
Repayments	(349)	(33)
Change in status	(272)	—
Balance at end of period	$292	$913

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of December 31, 2018 and 2017 that the Bank met all capital adequacy requirements to which it is subject.
As of December 31, 2018, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.
The following table presents the Bank’s capital position based on the December 31, 2018 and 2017 financial statements and the current capital requirements:
	Actual		Minimum Requirements for Capital Adequacy Purposes and to be Adequately Capitalized Capitalized Under the Prompt Corrective Action Provisions		To Be Well Capitalized Under the Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018:
Total risk-based capital (to risk-weighted assets)	$26,947	32.83%	$8,105	9.875%	$8,208	10.00%
Tier I capital (to risk-weighted assets)	25,918	31.57	6,465	7.875	6,568	8.00
Tier I capital (to adjusted total assets)	25,918	17.70	5,857	4.00	7,321	5.00
Common equity tier 1 capital (to risk weighted assets)	25,918	31.57	5,234	6.375	5,336	6.50
As of December 31, 2017:
Total risk-based capital (to risk-weighted A assets)	$24,934	32.58%	$7,078	9.25%	$7,653	10.00%
Tier I capital (to risk-weighted assets)	23,974	31.33	5,548	7.25	6,122	8.00
Tier I capital (to adjusted total assets)	23,974	16.55	5,795	44.00	7,243	5.00
Common equity tier 1 capital (to risk weighted assets)	23,974	31.33	4,400	5.75	4,974	6.50

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.
(Dollars in thousands)	December 31, 2018	December 31, 2017
Total Company equity capital	$32,964	$30,360
LESS: Parent Only Equity	6,515	6,615
LESS: Deferred tax assets from net operating loss	817	—
LESS: Net unrealized (losses) gains on available-for-sale securities	(286)	(229)
Tier 1 Capital	$25,918	$23,974
Tier 1 Capital	$25,918	$23,974
Allowance for loan and lease losses includible in Tier 2 capital	1,029	960
Total risk-based capital	$26,947	$24,934

14.
OTHER COMPREHENSIVE LOSS

The following table presents the components of other comprehensive gains and losses for the years ended December 31, 2018 and 2017.
(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Year Ended December 31, 2018
Net unrealized loss on securities available-for-sale	$(133)	$76	$(57)
Other Comprehensive Loss	$(133)	$76	$(57)
Year Ended December 31, 2017
Net unrealized loss on securities available-for-sale	$(90)	$—	$(90)
Other Comprehensive Loss	$(90)	$—	$(90)

The following table presents the changes in each components of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018 and 2017.
	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2018
Balance at Beginning of Year	$(229)	$(229)
Other comprehensive loss	(133)	(57)
Balance at End of Period	$(362)	$(286)

	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Year Ended December 31, 2017
Balance at Beginning of Year	$(139)	$(139)
Other comprehensive loss	(90)	(90)
Balance at End of Period	$(229)	$(229)

The following table presents the amount reclassified out of accumulated other comprehensive income:
Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement Where Net Income Is Presented
(Dollars in thousands)	December 31, 2018	December 31, 2017
Redemption of Investment Securities Available-for-sale	$—	$57	Realized gain on redemption of investment securities
	—	—	Provision for Income Tax
	$—	$57	Net of Tax
Total Reclassifications for the Period.	$—	$57	Net of Tax

15.
EARNINGS PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the twelve months ended December 31, 2018 and 2017 are as follows:
	December 31, 2018
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to shareholders	$2,307	1,818,530	$1.27
Diluted EPS
Effect of dilutive shares	—	—	—
Net income available to shareholders	$2,307	1,818,530	$1.27

	December 31, 2017
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income available to shareholders	$73	1,767,742	$0.04
Diluted EPS
Effect of dilutive shares	—	—	—
Net income available to shareholders	$73	1,767,742	$0.04

There were no common stock equivalents excluded from the December 31, 2018 and 2017 diluted earnings per share calculation.
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
17.
COMMITMENTS

At December 31, 2018 and 2017, the Bank had outstanding commitments of  $200,000 and $680,000 to originate mortgage loans and $110,000 and $0 to originate home equity lines of credit loans, respectively. The rate on the home equity line of credit was 5.50% at December 31, 2018.
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
The following is a description of valuation methodologies used for financial assets and financial liabilities recorded at fair value on a recurring basis:
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
Assets measured at fair value on a recurring basis are included in the table below:
	Fair Value Measurements at December 31, 2018 Using:
Description (Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$906	$—	$906	$—	$—	$—
Municipal securities	477	—	477	—	—	—
Mortgage-backed securities:	12,170	—	12,170	—	—	—
Total assets measured at fair value on a recurring basis	$14,093	$—	$14,093	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale):
Obligations of U.S. Government agencies	$945	$—	$945	$—	$—	$—
Municipal securities	497		497
Mortgage-backed securities	15,163	—	15,163	—	—	—
Total assets measured at fair value on a recurring basis	$16,605	$—	$16,605	$—	$—	$—

Loans.   The Bank does not report loans at fair value on a recurring basis, however, from time to time, a loan is considered impaired and an allowance for credit loss is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 450 “Contingencies”. The fair value of impaired loans is estimated using one of several methods, including the collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring a specific allowance represent loans for which the fair value of expected repayments or collateral exceed the recorded investment in such loans. At December 31, 2018 and December 31, 2017, substantially all of the totally impaired loans were evaluated based upon the fair value of the collateral. In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:
	Fair Value Measurements at December 31, 2018 Using:
Description (Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$1,898	$—	$1,898	$—	$—	$—
Commercial	1,236	—	1,236	—	—	—
Land	287	—	287	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$3,421	$—	$3,421	$—	$—	$—

	Fair Value Measurements at December 31, 2017 Using:
Description (Dollars in thousands)	Fair Value December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$2,149	$—	$1,822	$327	$—	$—
Commercial	1,154	—	1,154	—	—	—
Land	1,094	—	1,094	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$4,397	$—	$4,070	$327	$—	$—

The significant unobservable inputs (Level 3) are determined by using the net present value of the expected discounted future cash flows methodology. Loans were modified based on the expected cash flows with modified terms and rate of 3.875 discounted at contractual rates ranging from 5.25% to 6.00%.

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments that are reported at amortized cost on the balance sheet at December 31, 2018 and 2017 are as follows:
(Dollars in thousands)	Carrying Value December 31, 2018	Fair Value December 31, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,877	$5,877	$—	$5,877	$—
Other interest bearing deposits in other banks	2,032	2,032	—	2,032	—
Investment securities held at maturity	16,802	16,091	—	16,091	—
Federal Home Loan Bank stock	940	940	—	940	—
Loans, net	99,760	98,149	—	3,421	94,728
Bank owned life insurance	4,692	4,692	—	4,692	—
Accrued interest receivable	385	385	—	385	—
LIABILITIES
Deposits	$97,821	$97,072	$—	$97,072	—
FHLB advances	19,000	19,052	—	19,052	—
.
(Dollars in thousands)	Carrying Value December 31, 2017	Fair Value December 31, 2017	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$6,603	$6,603	$—	$6,603	$—
Other interest bearing deposits in other banks.	2,607	2,607	—	2,607	—
Investment securities held to maturity	17,416	17,008	—	17,008	—
Federal Home Loan Bank stock	754	754	—	754	—
Loans, net	93,765	94,009	—	4,070	89,939
Bank owned life insurance	4,574	4,574	—	4,574	—
Accrued interest receivable	394	394	—	394	—
LIABILITIES
Deposits	$103,308	$99,719	$—	$—	$99,719
FHLB advances.	13,000	12,978	—	—	12,978
The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of December 31, 2018 and 2017:
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
Impact of Recent Accounting Pronouncements
In January 2016, the FASB issued, ASU 2016-1, “No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. ASU 2016-1 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.
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
In May 2017, ASU 2017-09, “Compensation — Stock Compensation (Topic 718) — Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award’s fair value, (ii) the award’s vesting conditions and (iii) the award’s classification as an equity or liability instrument. ASU 2017-09 was effective for the Company on January 1, 2018 and is not expected to have a significant impact on our financial statements.

19.
PARENT COMPANY ONLY FINANCIAL STATEMENTS

Presented below are the condensed balance sheets, statements of operations and statements of cash flows for MB Bancorp, Inc. for the years ended December 31, 2018 and 2017.
CONDENSED BALANCE SHEET ASSETS

ASSETS
(Dollars in thousands)	As of December 31, 2018	As of December 31, 2017
ASSETS:
Cash and due from banks	$4,908	$4,804
Other interest-bearing deposits in other banks	249	498
Loans receivable – ESOP	1,232	1,345
Investment in bank subsidiary	26,449	23,713
Other assets	135	—
TOTAL ASSETS	$32,973	$30,360
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Other liabilities.	$9	$—
Total liabilities	9	—
STOCKHOLDERS’ EQUITY:
Common stock .01 par value; authorized 19,000,000 shares; issued 1,960,620 and 1,940,200 shares at December 31, 2018 and 2017, respectively.	19	19
Additional paid-in capital	18,385	18,135
Retained earnings – substantially restricted	16,078	13,780
Accumulated other comprehensive (loss) income	(286)	(229)
Employee stock ownership plan	(1,232)	(1,345)
Total stockholders’ equity	32,964	30,360
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,973	$30,360

CONDENSED STATEMENT OF INCOME
	For the Years Ended December 31,
(Dollars in thousands)	2018	2017
INCOME:
Interest on ESOP loan	$44	$47
Interest and dividends on investment securities	6	14
Total income.	50	61
EXPENSE:
Interest on stock purchase refund	—	—
Salaries and employee benefits	8	9
Legal and professional expenses	139	60
Advertising and marketing related expenses		1
Other expenses	118	114
Income tax expense/(benefit)	(140)	—
Total expenses.	125	184
LOSS BEFORE EQUITY IN INCOME OF BANK SUBSIDIARY	(75)	(123)
Equity in net income of bank subsidiary	2,382	196
NET INCOME	$2,307	$73

CONDENSED STATEMENT OF CASH FLOWS
	For the Years Ended
(Dollars in thousands)	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,307	$73
Adjustment to reconcile net income to net cash used in operating activities:
Equity in undistributed net income	(2,684)	(196)
Increase (Decrease) in accrued interest and other assets	135	(94)
Increase (Decrease) in accounts payable and other liabilities	9	(11)
Net cash used in operating activities.	(233)	(228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in other interest bearing deposits in other banks.	249	1,743
Net decrease in loan-ESOP	113	113
Investment in bank subsidiary	—	—
Net cash provided by investing activities	362	1,856
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of common stock.	(25)	(184)
Purchase of Employee Stock Ownership Plan	—	—
Net cash used in financing activities	(25)	(184)
INCREASE IN CASH AND CASH EQUIVALENTS	104	1,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	4,804	3,360
CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,908	$4,804
Supplemental cash flow information:
Interest paid	$—	$—
Income taxes paid.	$—	$—