Form 10-Q
period 2019-03-31
MB Bancorp Inc
filed 2019-05-10
CIK 1617291

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company and an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth” company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of May 10, 2019, there were 1,960,620 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

MB BANCORP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2019	2018
(Dollars in thousands)	(unaudited)	(audited)

ASSETS

Assets:
Cash and due from banks	$2,979	$5,877
Interest bearing deposits in other banks	4,979	1,534
Total cash and cash equivalents	7,958	7,411

Other interest-bearing deposits in other banks	498	498
Investment securities available-for-sale – at fair value	13,771	14,093
Investment securities held to maturity – amortized cost	16,695	16,802

Loans, net of unearned fees	98,749	101,052
Less allowance for loan losses	(1,299)	(1,292)
Loans, net	97,450	99,760

Real estate ground rents	803	811
Less allowance for credit losses	(124)	(136)
Ground rents, net	679	675

Federal Home Loan Bank stock, at cost	942	940
Property and equipment – net	3,537	3,548
Deferred income taxes	1,281	1,354
Bank-owned life insurance	4,719	4,692
Accrued interest receivable and other assets	644	576
TOTAL ASSETS	$148,174	$150,349

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits	$96,197	$97,821
Federal Home Loan Bank advances	18,000	19,000
Deferred compensation liability	130	148
Accounts payable and other liabilities	490	416
Total liabilities	114,817	117,385

STOCKHOLDERS' EQUITY:
Common stock .01 par value; authorized 19,000,000
shares; issued 1,960,620 shares at
March 31, 2019 and December 31, 2018	19	19
Additional paid-in capital	18,480	18,385
Retained earnings - substantially restricted	16,205	16,078
Accumulated other comprehensive loss	(143)	(286)
Unearned ESOP shares	(1,204)	(1,232)
Total stockholders' equity	33,357	32,964

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$148,174	$150,349

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,
	2019	2018
(Dollars in thousands, except per share amount)	(unaudited)

INTEREST INCOME:
Interest and fees on loans	$1,036	$949
Interest on federal funds sold and other investments	20	15
Interest and dividends on investment securities	221	235
Total interest income	1,277	1,199

INTEREST EXPENSE:
Interest on deposits	271	232
Interest on short-term borrowings	59	17
Interest on long-term borrowings	44	28
Total interest expense	374	277

NET INTEREST INCOME	903	922

(REVERSAL) PROVISION FOR LOAN LOSSES	(150)	—

NET INTEREST INCOME AFTER (REVERSAL) PROVISION FOR LOAN LOSSES	1,053	922

NON-INTEREST INCOME:
Service charges on deposit accounts	4	4
Fees and charges on loans	6	7
Increase in cash surrender value of life insurance	29	37
Ground rent fees	14	10
Other income	9	11
Total non-interest income	62	69
NON-INTEREST EXPENSE:
Salaries and employee benefits	600	590
Occupancy expenses	115	102
Furniture and equipment expenses	12	11
Legal and professional expenses	69	103
Data processing and other outside services	62	82
FDIC insurance premiums	8	9
Advertising and marketing related expenses	2	2
Other expenses	85	114
Total non-interest expenses	953	1,013

INCOME (LOSS) BEFORE INCOME TAXES	162	(22)

INCOME TAX EXPENSE	35	—

NET INCOME (LOSS)	$127	$(22)

Basic income (loss) per share	$0.07	$(0.01)

Diluted income (loss) per share	$0.07	$(0.01)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2019	2018
	(unaudited)

NET INCOME (LOSS)	$127	$(22)
OTHER COMPREHENSIVE INCOME (LOSS) ON
AVAILABLE-FOR-SALE INVESTMENT SECURITIES:
Unrealized gains (losses) arising during the period	181	(299)
Income taxes on unrealized gains (losses) arising during the period	38	—
	143	(299)

COMPREHENSIVE INCOME (LOSS)	$270	$(321)

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2019 (UNAUDITED)

(Dollars in thousands)	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

BALANCES AT JANUARY 1, 2018	$19	$18,135	$13,780	$(1,345)	$(229)	$30,360
Net loss	—	—	(22)	—	—	(22)
Net unrealized loss on available- for sale securities, net of taxes of $0	—	—	—	—	(299)	(299)
Stock - based compensation	—	61	—	28	—	89

BALANCES AT MARCH 31, 2018	$19	$18,196	$13,758	$(1,317)	$(528)	$30,128
BALANCES AT JANUARY 1, 2019	$19	$18,385	$16,078	$(1,232)	$(286)	$32,964
Net income	—	—	127	—	—	127
Net unrealized gain on available- for sale securities, net of taxes of $38.	—	—	—	—	143	143
Stock - based compensation	—	95	—	28	—	123

BALANCES AT MARCH 31, 2019	$19	$18,480	$16,205	$(1,204)	$(143)	$33,357

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months Ended
	March 31,	March 31,
	2019	2018
(Dollars in thousands)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$127	$(22)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	34	33
Increase in cash surrender value of life insurance	(27)	(31)
Net amortization/accretion of premiums and discounts	19	21
Provision for loan losses	(150)	—
(Reversal) for ground rent losses	(12)	—
Deferred income tax benefits, net	35	—
Non-cash compensation under stock-based benefit plan	123	89
Decrease (increase) in accrued interest and other assets	(68)	25
Decrease in deferred compensation liability	(18)	(18)
Increase in accounts payable and other liabilities	74	49
Net cash provided by operating activities	137	146

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls/repayments of available-for-sale investments	483	587
Proceeds from maturity/repayments of held-to-maturity investments	108	132
Net (increase) decrease in loans	2,460	(2,433)
Proceeds from sales of ground rents	8	—
Purchase of property, plant and equipment	(23)	—
Purchase of Federal Home Loan Bank stock	(2)	(101)
Net cash provided by (used in) investing activities	3,034	(1,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(1,624)	(2,280)
Federal Home Loan Bank advances	—	8,000
Federal Home Loan Bank repayments	(1,000)	(4,000)
Net cash provided by (used in) financing activities	(2,624)	1,720

INCREASE IN CASH AND CASH EQUIVALENTS	547	51
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	7,411	7,965
CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,958	$8,016

Supplemental cash flow information:
Interest paid	$379	$276
Income taxes paid	$—	$—
Noncash:
Transfer of other real estate owned to loans	$—	$—

See accompanying notes to consolidated financial statements.

MB BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)

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

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 contains all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2019.

These statements should be read in conjunction with the audited consolidation financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations and cash flows for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2019.

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

Ground rents are recorded at the lower of cost or fair value. Fair value is estimated based on the contractual value of the unconsummated redemption or sales agreements. Ground rent fees are recognized upon receipt and included in non-interest income. At March 31, 2019 and December 31, 2018, the Company’s investment includes individual ground rents ranging from $600 to $3,000, totaling $803,000 and $811,000 respectively. An allowance for losses is established when the collectability of ground rent payments becomes uncertain, typically when the ground rent payment becomes three years delinquent. At March 31, 2019 and December 31, 2018, the Company had $124,000 and $136,000 respectively, of ground rents that were three years or more delinquent and were reserved at 100%.

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

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  As of December 31, 2018, the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  The Company further examined each component of the deferred tax asset and determined it was more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of December 31, 2018, the Company continued to keep the valuation allowance attributable to state net operating losses ($362,000). As a result, a portion of the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $1.3 million for the year ending December 31, 2018.

As of March 31, 2019, management reevaluated each component of the deferred tax asset and determined it remained more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of March 31, 2019, the Company continued to keep the valuation allowance attributable to state net operating losses ($360,000).

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

In February 2016, FASB issued ASU-2016-02, “Leases (Topic 842).” The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for the Company beginning January 1, 2019, including interim periods within that fiscal year. ASU 2016-02 became effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

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

In March 2017, the FASB issued ASU 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20) - Premium Amortization on Purchased Callable Debt Securities.” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium to require such premiums to be amortized to the earliest call date unless applicable guidance related to certain pools of securities is applied to consider estimated prepayments. Under prior guidance, entities were generally required to amortize premiums on individual, non-pooled callable debt securities as a yield adjustment over the contractual life of the security. ASU 2017-08 does not change the accounting for callable debt securities held at a discount. ASU 2017-08 will be effective for the Company on January 1, 2019, with early adoption permitted. ASU 2017-08 became effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

In May 2017, ASU 2017-09, “Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under ASU 2017-09, an entity will not apply modification accounting to a share-based payment award if all of the following are the same immediately before and after the change: (i) the award's fair value, (ii) the award's vesting conditions and (iii) the award's classification as an equity or liability instrument. ASU 2017-09 became effective for the Company on January 1, 2018 and did not have a significant impact on our financial statements.

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

3.   INVESTMENT SECURITIES

The carrying amount and estimated fair market value of investment securities classified as available-for-sale are summarized as follows:

	March 31, 2019 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities.	$1,000	$—	$(70)	$930
Municipal securities	476	—	(1)	475
Mortgage-backed securities	12,478	24	(136)	12,366
Total investments available-for-sale	$13,954	$24	$(207)	$13,771

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments available-for-sale:
U.S. Government securities.	$1,000	$—	$(94)	$906
Municipal securities	481	—	(4)	477
Mortgage-backed securities	12,974	2	(266)	12,710
Total investments available-for-sale	$14,455	$2	$(364)	$14,093

The carrying amount and estimated fair market value of investment securities classified as held-to-maturity are summarized as follows:

	March 31, 2019 (unaudited)
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(398)	$12,102
Mortgage backed securities	4,195	68	(70)	4,193
Total investments held-to-maturity	$16,695	$68	$(468)	$16,295

	December 31, 2018
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments held-to-maturity:
U.S. Government securities:	$12,500	$—	$(640)	$11,860
Mortgage-backed securities:	4,302	53	(124)	4,231
Total U.S. Government securities	$16,802	$53	$(764)	$16,091

Below are schedules of both available-for-sale and held-to-maturity securities with unrealized losses as of March 31, 2019 (unaudited) and December 31, 2018 and the length of time the individual security has been in a continuous unrealized loss position. Unrealized losses are the result of interest rate levels differing from those existing at the time of purchase of the securities and as to mortgage-backed securities, estimated prepayment speeds. At March 31, 2019 (unaudited) and December 31, 2018, these unrealized losses are considered temporary as they reflect changes in fair values and are subject to change daily as interest rates fluctuate and the Bank has the ability and intent to hold the securities until the earlier of maturity or recovery.

There were no sales of investment securities for the quarters ended March 31, 2019 and 2018.

	March 31, 2019 (unaudited)
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$13,212	$(206)	$13,212	$(206)
Municipal securities	—	—	475	(1)	475	(1)
U.S. Government securities	—	—	13,033	(468)	13,033	(468)
Total temporarily impaired securities	$—	$—	$26,720	$(675)	$26,720	$(675)
	December 31, 2018
	Less than 12 Months		12 Months or More		Total
(Dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed securities	$—	$—	$14,316	$(390)	$14,316	$(390)
Municipal securities	—	—	477	(4)	477	(4)
U.S. Government securities	—	—	12,766	(734)	12,766	(734)
Total temporarily impaired securities	$—	$—	$27,559	$(1,128)	$27,559	$(1,128)

The scheduled maturities of debt securities at March 31, 2019 (unaudited) were as follows:

	Amortized Cost (in thousands)	Fair Value (in thousands)
Due over one year through five years	$1,000	$988
Due over five years through ten years	11,500	11,114
Due after ten years	1,476	1,405
Mortgage-backed securities	16,673	16,559
Total	$30,649	$30,066

4.   LOANS RECEIVABLE

Loans receivable consist of the following:

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Secured by real estate:
Residential:
One-to four-family	$76,696	$77,209
Multi-family	1,173	1,189
Total	77,869	78,398
Non-residential	15,383	15,709
Construction and land loans	1,922	3,003
Home equity line of credit (“HELOC”)	2,379	2,660
Commercial, Consumer and other loans:
Commercial loans	2,230	—
Loans to depositors, secured by savings	—	2,346
	99,783	102,116
Add:
Net discount on purchased loans	(4)	(4)
Unamortized net deferred costs	56	50
Less:
Undisbursed portion of construction loans	(1,026)	(1,046)
Unearned net loan origination fees	(60)	(64)
Less allowance for loan losses	(1,299)	(1,292)
Loans receivable, net	$97,450	$99,760

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

Unallocated Allowance. Our allowance for loan losses methodology may also include an unallocated component to reflect the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the loan portfolio. The unallocated allowance is prorated between the various loan categories in proportion to their totals of the calculated reserves. As of March 31, 2019, we had approximately $272,000 of unallocated reserves as compared to $276,000 as of December 31, 2018 and $234,000 as of March 31, 2018.

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2019 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,002	$270	$20	$1,292
Charge-offs	(5)	—	—	(5)
Recoveries	162	—	—	162
Provisions	(154)	3	1	(150)
Ending balance	$1,005	$273	$21	$1,299
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,005	$273	$21	$1,299
Loans:
Ending balance: individually evaluated for impairment	$1,609	$1,224	$270	$3,103
Ending balance: collectively evaluated for impairment	$80,869	$14,159	$1,652	$96,680

Allowance for loan losses and recorded investment in loans for the three months ended March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,043	$158	$87	$1,288
Charge-offs	—	—	—	—
Recoveries	6	—	—	6
Provisions	(160)	226	(66)	—
Ending balance	$889	$384	$21	$1,294
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$889	$384	$21	$1,294
Loans:
Ending balance: individually evaluated for impairment	$2,599	$1,132	$1,044	$4,775
Ending balance: collectively evaluated for impairment	$78,701	$12,772	$2,231	$93,704

Allowance for loan losses and recorded investment in loans for the year ended December 31, 2018 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
Allowance for loan losses:
Beginning balance	$1,043	$158	$87	$1,288
Charge-offs	(43)	—	—	(43)
Recoveries	38	2	697	737
Provisions	(72)	110	(728)	(690)
Ending balance	$1,002	$270	$20	$1,292
Allowance for loan losses:
Ending balance: individually evaluated for impairment	$—	$—	$—	$—
Ending balance: collectively evaluated for impairment	$1,002	$270	$20	$1,292
Loans:
Ending balance: individually evaluated for impairment	$1,898	$1,236	$287	$3,421
Ending balance: collectively evaluated for impairment	$81,506	$14,473	$2,716	$98,695

Credit risk profile by internally assigned classification as of March 31, 2019 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,258	$14,267	$1,430	$94,955
Special mention	1,901	—	3	1,904
Substandard	1,319	1,116	489	2,924
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$82,478	$15,383	$1,922	$99,783

Credit risk profile by internally assigned classification as of December 31, 2018 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-classified	$79,882	$14,582	$2,491	$96,955
Special mention	2,976	159	512	3,647
Substandard	546	968	—	1,514
Doubtful	—	—	—	—
Loss	—	—	—	—
Total	$83,404	$15,709	$3,003	$102,116

•	Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. Special Mention assets are not considered adversely classified in accordance with regulatory guidelines and do not expose an institution to sufficient risk to warrant adverse classification.

•	Substandard — Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. These loans include non-accrual loans between 90 to 180 days that may not be individually evaluated for impairment.

•	Doubtful — Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

•	Loss — Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

Impaired loans as of and for the three months ended March 31, 2019 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,609	$1,224	$270	$3,103
Unpaid principal balance	1,661	1,348	420	3,429
Average recorded investment, for the three months ended March 31, 2019	1,614	1,227	275	3,116
Interest income recognized	26	14	7	47
Interest income foregone	—	—	—	—
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2019	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	1,609	1,224	270	3,103
Unpaid principal balance	1,661	1,348	420	3,429
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2019	1,614	1,227	275	3,116
Interest income recognized	26	14	7	47
Interest income foregone	—	—	—	—

Impaired loans as of and for the three months ended March 31, 2018 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non- residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$2,599	$1,132	$1,044	$4,775
Unpaid principal balance	3,001	1,281	2,089	6,371
Average recorded investment, for the three months ended March 31, 2018	2,327	1,139	1,060	4,526
Interest income recognized	40	15	8	63
Interest income foregone	10	—	11	21
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2018	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	2,599	1,132	1,044	4,775
Unpaid principal balance	3,001	1,281	2,089	6,371
Related allowance	—	—	—	—
Average recorded investment, for the three months ended March 31, 2018	2,327	1,139	1,060	4,526
Interest income recognized	40	15	8	63
Interest income foregone	10	—	11	21

Impaired loans as of and for the year ended December 31, 2018 is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
With no related allowance recorded:
Recorded investment	$1,898	$1,236	$287	$3,421
Unpaid principal balance	2,116	1,365	435	3,916
Average recorded investment, for the twelve months ended December 31, 2017	2,230	1,201	619	4,050
Interest income recognized	133	44	35	212
Interest income foregone	33	—	—	33
With an allowance recorded:
Recorded investment	—	—	—	—
Unpaid principal balance	—	—	—	—
Related allowance	—	—	—	—
Average recorded investment, for the twelve months ended December 31, 2017	—	—	—	—
Interest income recognized	—	—	—	—
Interest income foregone	—	—	—	—
Total
Recorded investment	1,898	1,236	287	3,421
Unpaid principal balance	2,116	1,365	435	3,916
Related allowance	—	—	—	—
Average recorded investment, for the twelve months ended December 31, 2017	2,230	1,201	619	4,050
Interest income recognized	133	44	35	212
Interest income foregone	33	—	—	33

An aged analysis of past due loans as of March 31, 2019 (unaudited) is as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$82,384	$15,383	$1,922	$99,689
30 - 59 days past due	85	—	—	85
60 - 89 days past due	2	—	—	2
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	7	—	—	7
Total past due	94	—	—	94
Total	$82,478	$15,383	$1,922	$99,783

An aged analysis of past due loans as of December 31, 2018 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Current	$83,147	$15,709	$3,003	$101,859
30 - 59 days past due	14	—	—	14
60 - 89 days past due	—	—	—	—
Greater than 90 day past due and still accruing	—	—	—	—
Greater than 90 days past due	243	—	—	243
Total past due	257	—	—	257
Total	$83,404	$15,709	$3,003	$102,116

Non-performing loans as of March 31, 2019 (unaudited) are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$255	$—	$3	$258
Other non-accrual loans	197	—	—	197
Total non-accrual loans	452	—	3	455
Accruing troubled debt restructured loans	2,227	148	—	2,375
Total	$2,679	$148	$3	$2,830

Non-performing loans as of December 31, 2018 are as follows:

(Dollars in thousands)	Residential Real Estate, HELOC, Commercial, and Consumer	Non-residential Real Estate	Construction and Land	Total
Non-accruing troubled debt restructured loans	$258	$—	$6	$264
Other non-accrual loans	254	—	—	254
Total non-accrual loans	512	—	6	518
Accruing troubled debt restructured loans	1,166	1,236	—	2,402
Total	$1,678	$1,236	$6	$2,920

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

The following includes loans classified as troubled debt restructurings during the three months ended March 31, 2019 (unaudited).

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

The following includes loans classified as troubled debt restructures that subsequently defaulted during the year ended March 31, 2019 (unaudited).

During Three Months Ended March 31, 2019 (Unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	$—	$—
Non-residential real estate	—	—
Construction and land	—	—

The following includes loans classified as troubled debt restructures that subsequently defaulted during the three months ended March 31, 2018 (unaudited).

During the Three Months Ended at March 31, 2018 (unaudited)
(Dollars in thousands)	Number of Contracts	Recorded Investment
TDRs that subsequently defaulted
Residential real estate, commercial, and consumer	—	$—
Non-residential real estate	—	—
Construction and land	—	—

Loans serviced by the Bank for the benefit of others totaled $234,000 and $237,000 at March 31, 2019 (unaudited) and December 31, 2018, respectively.

There was $0 of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure as of March 31, 2019 (unaudited).

5. OTHER REAL ESTATE OWNED

The balance in other real estate owned at March 31, 2019 (unaudited) and December 31, 2018 was zero.

The activity in residential other real estate owned is as follows:

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Beginning balance	$—	$—
Additions	—	—
Transfers from Loans	—	—
Transfers to Loans	—	—
Sales	—	—
Provisions	—	—
Ending balance	$—	$—

6.   DEPOSITS

Deposits are summarized as follows:

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Non-interest-bearing deposits	$1,048	$1,625
NOW and Money market	21,038	20,833
Savings	13,153	13,265
Certificates of deposit	60,958	62,098
Total deposits	$96,197	$97,821

The aggregate amount of time deposits in denominations of $250,000 or more as of March 31, 2019 (unaudited) and December 31, 2018 was $2,972,000 and $2,715,000, respectively. Deposit amounts in excess of $250,000 generally are not insured by the Federal Deposit Insurance Corporation.

At March 31, 2019 (unaudited), the schedule maturities of certificates of deposit are as follows:

(Dollars in thousands)

2019	$31,251
2020	14,687
2021	9,749
2022	3,668
2023	1,532
2024	71
Total	$60,958

Executive officers’ and directors’ deposits were $556,000 and $578,000 at March 31, 2019 (unaudited) and December 31, 2018, respectively.

7. FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at March 31, 2019 and December 31, 2018 consisted of two Convertible advances and a daily rate credit advance. At March 31, 2019 and December 31, 2018, there were two $5,000,000 Convertible advances with the following criteria: 1) $5,000,000 Convertible advance at a rate of 1.84% with a maturity date of December 6, 2028. On June 6, 2019, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty; 2) $5,000,000 Convertible advance at a rate of 1.67% with a maturity date of December 22, 2028. On June 22, 2019, and each three months thereafter, the Federal Home Loan Bank has the option to convert the interest rate on this advance from a fixed rate to a variable rate equal to the 3 month Libor. If the advance is converted to an adjustable rate, then the Bank can prepay the advance without penalty. In addition to the Convertible advances, there were $8,000,000 and $9,000,000 daily rate credit advance at rates of 2.66% and 2.65% as of March 31, 2019 and December 31, 2018, respectively, which reprices daily.

All advances are collateralized by a blanket-floating lien on one-to four-family residential mortgage loans.

The Bank has a $2,500,000 line of credit with a correspondent bank and access to the Federal Reserve Bank Discount Window. As of March 31, 2019 and December 31, 2018, there was nothing outstanding on the credit facility.

8.   INCOME TAXES

The sources of deferred tax assets and liabilities and the tax effect of each are as follows:

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Deferred tax assets:
Deferred loan fees and costs, net	$1	$4
Allowance for credit losses	358	355
Deferred compensation	36	41
Severance payments	20	28
Allowance for ground rents	34	37
Allowance for delinquent mortgage interest	9	15
Net operating loss carryforward	1,258	1,274
Unrealized loss on available-for-sale securities	38	76
Total deferred tax assets	1,754	1,830
Valuation allowance	(360)	(362)
Deferred tax assets after valuation allowance	1,394	1,468
Deferred tax liabilities:
Depreciation	104	90
Restricted stock awards	9	24
Total deferred tax liabilities	113	114
Net deferred tax assets	$1,281	$1,354

Management evaluates deferred tax assets quarterly.

The provision for income taxes is comprised of the following:

	March 31, 2019	March 31, 2018
(Dollars in thousands)	(unaudited)	(unaudited)
Tax expense (benefit):
Current federal and state	$29	$0
Deferred tax	6	0
Total	$35	$—

At March 31, 2019, the Bank had approximately $4,300,000 and $5,500,000 in federal and state net operating loss carryforwards, respectively. These net operating loss carryforwards begin to expire in 2034. Realization depends on generating sufficient taxable income before the expiration of the loss carryforward period.

Valuation allowance for deferred taxes for the three months ended March 31, 2019 (unaudited) and December 31, 2018 is as follows:

(Dollars in thousands)	Valuation Allowance
Balance of January 1, 2018	$(1,883)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	1,521
Balance of December 31, 2018	$(362)
Expiration of capital loss carryforwards	—
Decrease in valuation allowance	2
Balance of March 31, 2019	$(360)

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

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  As of December 31, 2018, the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  The Company further examined each component of the deferred tax asset and determined it was more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of December 31, 2018, the Company continued to keep the valuation allowance attributable to state net operating losses ($362,000). As a result, a portion of the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $1.3 million for the year ending December 31, 2018.

As of March 31, 2019, management reevaluated each component of the deferred tax asset and determined it remained more likely than not the Company will be able to generate sufficient taxable income in the foreseeable future to fully utilize each of the components of the deferred tax asset except for net operating loss for the State of Maryland. Currently and also for the foreseeable future, the Company has significant tax exempt income from the State of Maryland that will not allow the Company to generate sufficient State taxable income. Therefore, as of March 31, 2019, the Company continued to keep the valuation allowance attributable to state net operating losses ($360,000).

9.	STOCK BASED COMPENSATION

In May 2016, the Company’s shareholders approved a new Equity Incentive Plan (the “2016 Equity Incentive Plan’’). The 2016 Equity Incentive Plan allows for up to 84,640 shares to be issued to employees, executive officers or Directors in the form of restricted stock, and up to 211,600 shares to be issued to employees, executive officers or Directors in the form of stock options. At March 31, 2019, there were 10,000 restricted stock awards issued and outstanding and no stock option awards granted under the 2016 Equity Incentive Plan.

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

A summary of changes in the Company’s nonvested shares for the year ended December 31, 2018 and the quarter ended March 31, 2019 are as follows:

		Weighted- Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2018	51,250	$15.24
Granted	22,140	16.90
Vested	(11,250)	15.08
Forfeited	-	-
Nonvested at December 31, 2018	62,140	$15.86

Nonvested at January 1, 2019	62,140	$15.86
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2019	62,140	$15.86

Fair Value of shares vested	$206,250

The following table outlines the vesting schedule of the nonvested restricted stock awards as of March 31, 2019:

Year Ending December 31,	Number of restricted shares
2019	14,428
2020	14,428
2021	14,428
2022	14,428
2023	4,428
62,140

The Company recorded restricted stock awards expense of $78,771 and $42,412 for the quarters ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was $831,555 of total unrecognized compensation cost related to nonvested shares granted under the 2016 stock incentive plan. The cost is expected to be recognized over a weighted-average period of 3.80 years.

10.   REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain amounts and ratios (set forth in the table below) of Total and Common Equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets. Management believes as of March 31, 2019 and December 31, 2018 that the Bank met all capital adequacy requirements to which it is subject.

As of March 31, 2019, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes will adversely affect the Bank’s ability to remain in the well-capitalized category.

The following table presents the Bank’s capital position based on the March 31, 2019 (unaudited) and December 31, 2018 financial statements and the current capital requirements:

			Minimum Requirements for
			Capital Adequacy Purposes and		To be Well Capitalized
			to be Adequately Capitalized		Under the Prompt
			Under the Prompt Corrective		Corrective Action
	Actual		Action Provisions		Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2019:
Total risk-based capital (to risk-weighted assets)	$27,227	33.60%	$8,397	10.50%	$7,997	10.00%
Tier I capital (to risk-weighted assets)	26,211	32.35	6,887	8.50	6,482	8.00
Tier I capital (to adjusted total assets)	26,211	17.79	5,893	4.00	7,367	5.00
Common equity tier 1 capital (to risk weighted assets)	26,211	32.35	5,672	7.00	5,267	6.50

As of December 31, 2018:
Total risk-based capital (to risk-weighted assets)	$26,947	32.83%	$8,105	9.875%	$8,208	10.00%
Tier I capital (to risk-weighted assets)	25,918	31.57	6,465	7.875	6,568	8.00
Tier I capital (to adjusted total assets)	25,918	17.70	5,857	4.00	7,321	5.00
Common equity tier 1 capital (to risk weighted assets)	25,918	31.57	5,234	6.375	5,336	6.50

The following table presents a reconciliation of the Bank’s GAAP capital to each major category of regulatory capital for the dates indicated.

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Total Company equity capital	$33,357	$32,964
LESS: Parent Only Equity	6,487	6,515
LESS: Deferred tax assets from net operating loss	802	817
LESS: Net unrealized (losses) gains on available-for-sale securities	(143)	(286)
Tier 1 Capital	$26,211	$25,918
Tier 1 Capital	$26,211	$25,918
Allowance for loan and lease losses includible in Tier 2 capital	1,016	1,029
Total risk-based capital	$27,227	$26,947

11.   OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the components of other comprehensive gains and losses for the three months ended March 31, 2019 and 2018 (unaudited).

(Dollars in thousands)	Before Tax	Tax Effect	Net of Tax
Three Months Ended March 31, 2019 (unaudited)
Net unrealized gain on securities available-for-sale	$181	$38	$143
Other Comprehensive Gain	$181	$38	$143
Three Months Ended March 31, 2018 (unaudited)
Net unrealized loss on securities available-for-sale	$(299)	$-	$(299)
Other Comprehensive Loss	$(299)	$-	$(299)

The following table presents the changes in each components of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2019 and 2018 (unaudited).

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2019 (unaudited)
Balance at Beginning of Year	$(362)	$(286)
Other comprehensive gain	181	143
Balance at End of Period	$(181)	$(143)

(Dollars in thousands)	Securities Available-for-Sale	Accumulated Other Comprehensive Loss
Three Months Ended March 31, 2018 (unaudited)
Balance at Beginning of Year	$(229)	$(229)
Other comprehensive loss	(299)	(299)
Balance at End of Period	$(528)	$(528)

The following table presents the amount reclassified out of accumulated other comprehensive loss:

Details about Accumulated Other Comprehensive income (loss) Components	Amount Reclassified from Accumulated Other Comprehensive income		Affected Line Item in the Statement Where Net Income Is Presented
	March 31, 2019	March 31, 2018
(Dollars in thousands)	(unaudited)
Redemption of Investment Securities Available-for-Sale	$—	$—	Realized gain on redemption of investment securities

	-	-	Provision for Income Tax
	$—	$—	Net of Tax

Total Reclassifications for the Period	$—	$—	Net of Tax

12. EARNINGS (LOSS) PER SHARE

Basic per share amounts are based on the weighted average shares of common stock outstanding. Unearned ESOP shares are not included in outstanding shares. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The basic and diluted weighted average shares outstanding for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019 (unaudited)
(Dollars in thousands, except per share amount)	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income available to shareholders	$127	1,838,831	$0.07

Diluted EPS
Effect of dilutive shares	—	—	—

Net income available to shareholders	$127	1,838,831	$0.07

	Three Months Ended March 31, 2018 (unaudited)
(Dollars in thousands, except per share amount)	Income (Loss) (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net loss available to shareholders	$(22)	1,807,126	$(0.01)

Diluted EPS
Effect of dilutive shares	—	—	—

Net loss available to shareholders	$(22)	1,807,126	$(0.01)

There were no anti-dilutive shares excluded from the March 31, 2019 and 2018 diluted earnings per share calculation.

13.   FAIR VALUE MEASUREMENTS

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

Assets measured at fair value on a recurring basis are included in the table below:

	Fair Value Measurements at March 31, 2019 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$930	$—	$930	$—	$—	$—
Municipal securities	475		475
Mortgage-backed securities	12,366	—	12,366	—	—	—
Total assets measured at fair value on a recurring basis	$13,771	$—	$13,771	$—	$—	$—

	Fair Value Measurements at December 31, 2018 Using:
Description (Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Investments (available-for-sale) :
Obligations of U.S. Government Agencies	$906	$—	$906	$—	$—	$—
Municipal securities	477	—	477
Mortgage-backed securities	12,170	—	12,170	—	—	—
Total assets measured at fair value on a recurring basis	$14,093	$—	$14,093	$—	$—	$—

The Bank may be required from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with GAAP. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below:

	Fair Value Measurements at March 31, 2019 (unaudited) Using:
Description (Dollars in thousands)	Fair Value March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$1,609	$—	$1,609	$—	$—	$—
Commercial	1,224	—	1,224	—	—	—
Land	270	—	270	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$3,103	$—	$3,103	$—	$—	$—

	Fair Value Measurements at December 31, 2018 Using:
Description (Dollars in thousands)	Fair Value December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Trading Gains and (Losses)	Total Changes in Fair Values Included in Period Earnings
Impaired loans:
Residential	$1,898	$—	$1,898	$—	$—	$—
Commercial	1,236	—	1236	—	—	—
Land	287	—	287	—	—	—
Construction	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$3,421	$—	$3,421	$—	$—	$—

In accordance with the disclosure requirements of ASC Topic 825, the estimated fair values of financial instruments at March 31, 2019 (unaudited) and December 31, 2018 are as follows:

(Dollars in thousands)	Carrying Value March 31, 2019 (unaudited)	Fair Value March 31, 2019 (unaudited)	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$2,979	$2,979	$—	$2,979	$—
Other interest bearing deposits in other banks	5,477	5,477	—	5,477	—
Investment securities	30,466	30,066	—	30,066	—
Federal Home Loan Bank stock	942	942	—	942	—
Loans, net	97,450	95,781	—	3,103	92,678
Bank owned life insurance	4,719	4,719	—	4,719	—
Accrued interest receivable	453	453	—	453	—

LIABILITIES
Deposits	$96,197	$95,724	$—	$95,724	$—
FHLB advances	18,000	18,089	—	18,089	—

(Dollars in thousands)	Carrying Value December 31, 2018	Fair Value December 31, 2018	Quoted Prices In Active Markets For Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSETS
Cash, interest bearing deposits and federal funds sold	$5,877	$5,877	$—	$5,877	$—
Other interest bearing deposits in other banks	2,032	2,032	—	2,032	—
Investment securities	16,802	16,091	—	16,091	—
Federal Home Loan Bank stock	940	940	—	940	—
Loans, net	99,760	98,149	—	3,421	94,728
Bank owned life insurance	4,692	4,692	—	4,692	—
Accrued interest receivable	385	385	—	385	—

LIABILITIES
Deposits	$97,821	$97,072	$—	$97,072	$—
FHLB advances	19,000	19,052	—	19,052	—

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments as of March 31, 2019 (unaudited) and December 31, 2018:

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

Madison Bank of Maryland is a community-oriented financial institution, dedicated to serving the financial service needs of customers within its market area, which consists of Baltimore and Harford counties in Maryland. We offer a variety of deposit products and provide loans secured by real estate located primarily in our market area. Our real estate loans consist primarily of residential mortgage loans, as well as non-residential real estate loans, construction and land loans and home equity lines of credit. We currently operate out of our corporate headquarters and main office in Forest Hill, Maryland and two full-service branch offices located in Aberdeen and Perry Hall, Maryland. We are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, our primary federal regulator, and the Federal Deposit Insurance Corporation, our deposit insurer. At March 31, 2019, we had total assets of $148.2 million, total deposits of $96.2 million and total equity of $33.3 million.

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

Balance Sheet Analysis

Assets. At March 31, 2019, our assets totaled $148.2 million, a decrease of $2.1 million, or 1.40%, from total assets of $150.3 million at December 31, 2018. The decrease in assets for the three months ended March 31, 2019 was due mainly to a $2.3 million, or 2.4%, decrease in loans outstanding, and a $429,000, or 1.4% decrease in investment securities.

Loans. At March 31, 2019, residential mortgage loans totaled $77.9 million, or 76.3% of the total loan portfolio compared to $78.4 million, or 76.8% of the total loan portfolio at December 31, 2018. Residential mortgage loans decreased by $0.5 million, or 0.3%, during the three months ended March 31, 2019 primarily due to an increased level of paid off loans. Residential loan originations during the three months ended March 31, 2019 was $1.1 million as compared to $3.2 million for the comparable period for the prior year.

Non-residential real estate loans totaled $15.4 million, or 15.1% of total loans at March 31, 2019, compared to $15.7 million, or 15.4% of total loans, at December 31, 2018.

Construction and land loans totaled $1.9 million, and represented 1.9% of total loans, at March 31, 2019, compared to $3.0 million, or 2.9% of total loans, at December 31, 2018. At March 31, 2019, we had $1.0 million of construction loans, amounting to 52.0% of our construction and land loan portfolio, and $0.9 million of land loans, amounting to 48.0% of our construction and land loan portfolio.

Home equity lines of credit, all of which are secured by residential properties, totaled $2.3 million, and represented 2.3% of total loans, at March 31, 2019, compared to $2.7 million, or 2.6% of total loans at December 31, 2018.

Our non-real estate loans consist of commercial loans, secured by equipment and consumer loans, which are loans to depositors, secured by savings. Such loans totaled $2.2 million at March 31, 2019, representing less than 2.2% of the loan portfolio.

Securities. At March 31, 2019, our securities available-for-sale, recorded at fair value, decreased by $322,000, or 2.3%, from $14.1 million at December 31, 2018 to $13.8 million at March 31, 2019. The decrease is due to payments received during the quarter. Securities available-for-sale at March 31, 2019 consisted of U.S. Agency bonds, a taxable municipal security and mortgage-backed securities, including collateralized mortgage obligations issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. At March 31, 2019, our securities held-to-maturity decreased by $107,000, or 0.6%, from $16.8 million at December 31, 2018 to $16.7 million at March 31, 2019. Securities held-to-maturity at March 31, 2019 consisted of U.S. Agency bonds and mortgage-backed securities issued by U.S Government Agencies such as Freddie Mac, Fannie Mae and Ginnie Mae. Our securities portfolio is used to invest excess funds for increased yield and manage interest rate risk. At March 31, 2019, we also held a $942,000 investment in the common stock of the Federal Home Loan Bank of Atlanta. At March 31, 2019, we held no stock in Fannie Mae and Freddie Mac.

Ground Rents. Ground rents, net amounted to $679,000 at March 31, 2019 compared to $675,000 at December 31, 2018.

Deposits. Total deposits decreased by $1.6 million, or 1.6%, to $96.2 million at March 31, 2019 from $97.8 million at December 31, 2018. Balances in non-interest-bearing deposits decreased by $577,000 to $1.0 million at March 31, 2019 compared to $1.6 million at December 31, 2018. Interest-bearing deposits decreased by $1.1 million, or 2.3%, to $95.1 million at March 31, 2019 compared to $96.2 million at December 31, 2018.

Borrowings. At March 31, 2019, we had $18.0 million in borrowings from the Federal Home Loan Bank of Atlanta compared to $19.0 million at December 31, 2018, a $1.0 million, or 5.3% decrease in FHLB advances. During the quarter ending March 31, 2019, we repaid $1.0 million of advances outstanding as of December 31, 2017 and we did not borrow during the quarter.

Equity. Equity increased by $393,000, or 1.2%, to $33.4 million at March 31, 2019 from $33.0 million at December 31, 2018 primarily as the result of an increase in accumulated other comprehensive loss.

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Overview. We had a net income of $127,000 for the three months ended March 31, 2019, as compared to net loss of $22,000 for the three months ended March 31, 2018. The increase in the net income for the three months ended March 31, 2019 compared to the net loss in the prior year quarter, was primarily due to the reversal of the provision for loan losses and a reduction in non-interest expenses.

Net Interest Income. Net interest income decreased by $19,000, or 2.1%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The decrease in net interest income was primarily attributable to an increase in average cost of interest-bearing liabilities, offset slightly by an increase in yield on interest-earning assets and an increase in the average balance of our interest-earning assets. The increase in the average balance of interest-earning assets was due primarily to a $5.6 million, or 5.8%, increase in the average balance of loans receivable, net of unearned fees due to increased loan production during the past 12 months.

Interest on loans receivable, net of unearned fees increased by $87,000, or 9.2%, for the three months ended March 31, 2019 as compared to the comparable period in 2018, due to a $5.6 million increase in the average balance and a 13 basis point increase in the average yield.

Interest on investment securities available-for-sale decreased by $15,000 for the three months ended March 31, 2019 as compared to the comparable period in 2018. There was a two basis point decrease in the average yield on investment securities available-for-sale and a $2.3 million decrease in the average balance of investment securities available-for-sale. Interest on investment securities held-to-maturity decreased by $25,000 for the three months ended March 31, 2019 as compared to the comparable period in 2018. There was a three basis point decrease in the average yield on investment securities held-to-maturity and a $479,000 decrease in the average balance of investment securities held-to-maturity.

Interest on deposits increased by $39,000, or 16.8%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The average balance of deposits decreased by $6.6 million, or 6.5% when comparing the quarter ending March 31, 2019 to the prior year.

Interest on Federal Home Loan Bank of Atlanta advances increased by $58,000, or 128.9%, during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The average balance of advances increased by $5.5 million, or 41.1% when comparing the quarter ending March 31, 2019 to the prior year and the cost of these advances increased by 83 basis points for the same time period as interest rates have gradually increased.

Average Balances and Yields. The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances for 2019 and 2018, and non-accrual loans are included in average balances only. Loan fees are included in interest income on loans and are insignificant. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

	Three Months Ended March 31,
	2019 (unaudited)			2018 (unaudited)
(Dollars in thousands)	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Interest-bearing deposits in other banks	$3,736	$20	2.14%	$4,499	$15	1.33%
Loans receivable, net of unearned fees	100,144	1,036	4.14	94,669	949	4.01
Investment securities available-for-sale – amortized cost	13,867	85	2.45	16,195	100	2.47
Investment securities held-to-maturity	16,752	120	2.87	17,231	125	2.90
Other interest-earning assets	940	16	6.81	758	10	5.28
Total interest-earning assets	135,439	1,277	3.77	133,352	1,199	3.60
Cash and due from banks	2,737			3,036
Allowance for credit losses	(1,337)			(1,293)
Other non-interest-earning assets	11,323			10,712
Total assets	148,162			145,807

Interest-bearing liabilities:
Certificates of deposit	59,251	240	1.62	64,303	207	1.29
NOW and money market	20,976	27	0.51	20,975	21	0.40
Savings	13,211	4	0.12	14,708	4	0.11
Federal Home Loan Bank advances	18,967	103	2.17	13,444	45	1.34
Total interest-bearing liabilities	112,405	374	1.33	113,430	277	0.98
Non-interest-bearing demand deposits	1,501			1,515
Other non-interest-bearing liabilities	618			676
Total liabilities	114,524			115,621
Total equity	33,638			30,186
Total liabilities and equity	$148,162			$145,807
Net interest income		$903			$922
Interest rate spread			2.44%			2.62%
Net interest margin			2.67%			2.77%
Ratio of average interest-earning assets to average interest-bearing liabilities			120.49%			117.56%

Provision for Loan Losses. We recorded a (reversal) provision for loan losses of ($150,000) for the three months ended March 31, 2019 and no provision for the three months ended March 31, 2018 that were charged against income for those periods. Based on management’s review of the adequacy of the allowance for loan losses which included the improvement in asset quality, the decrease in outstanding loans and the activity in the allowance account ($157,000 net recoveries), we felt it was appropriate to record $150,000 of reverse provision in the current period. At March 31, 2019, the allowance for loan losses was $1.3 million, or 1.30% of the total loans, compared to $1.3 million, or 1.27% of total loans, at December 31, 2018.

Non-accrual loans amounted to $455,000 at March 31, 2019 compared to $518,000 at December 31, 2018. The decrease in non-accrual loans of $63,000 was primarily due to the payoff of a $48,000 residential loan and monthly payments from other non-accrual loans. As a percentage of non-performing loans and accruing troubled debt restructurings, the allowance for loan losses was 45.90% at March 31, 2019 compared to 44.25% at December 31, 2018. Net loan recoveries amounted to $157,000 during the three months ended March 31, 2019, compared to $6,000 of recoveries during the three months ended March 31, 2018.

Non-interest Income. Total non-interest income decreased by $7,000, or 10.1%, from $69,000 for the three months ended March 31, 2018 to $62,000 for the three months ended March 31, 2019. The decrease in total non-interest income was predominately due to an $8,000 decrease in income recognized on the cash surrender value of life insurance.

Non-interest Expenses. Total non-interest expenses decreased by $60,000, or 5.9%. We had non-interest expenses of $953,000 for the three months ended March 31, 2019 and $1,013,000 for the three months ended March 31, 2018. The decrease was primarily attributable to a $34,000 decrease in legal and professional expenses. During the three months ended March 31, 2018 we had additional legal costs (approximately $39,000) incurred in connection with the negotiations of standstill agreements and the appointment of two shareholders onto our Board.

Income Tax Expense. We had income tax expense of $35,000 and $0 during the three months ended March 31, 2019 and 2018, respectively. During the year ended December 31, 2016, management concluded that based on existing accounting guidance it is more likely than not the Bank will be unable to generate sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets and placed a full valuation allowance on all net deferred tax assets.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2018, in part because the Company was no longer in a three year cumulative loss position and projects sufficient taxable income in the foreseeable future to fully utilize the deferred tax assets, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $1.3 million at December 31, 2018. As of March 31, 2019, management reached the same conclusions and maintained a valuation allowance only on the portion of the deferred tax assets that related to the NOLs for Maryland state taxes. The effective tax rate for the three months ended March 31, 2019 and 2018 was 21.6% and 0.0%, respectively.

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

The following table provides information with respect to our non-performing assets at the dates indicated.

	March 31, 2019	December 31, 2018
(Dollars in thousands)	(unaudited)
Non-accrual loans:
Residential, home equity lines of credit and consumer	$452	$512
Non-residential	—	—
Construction and land	3	6
Total non-performing loans	455	518
Accruing loans past due 90 days or more:
Residential, home equity lines of credit and consumer	—	—
Total	—	—
Total of non-performing loans and accruing loans 90 days or more past due	455	518
Assets acquired through foreclosure	—	—
Ground rents	124	136
Total non-performing assets	579	654
Troubled debt restructurings accruing	2,375	2,402
Troubled debt restructurings accruing and total non-performing assets	$2,954	$3,056
Total of non-performing loans and accruing loans past due 90 days or more to total loans	.46%	.51%
Total non-performing loans to total assets	.31	.35
Total non-performing assets to total assets	.39	.44
Total non-performing loans and accruing troubled debt restructurings to total assets	1.91	1.94
Total non-performing assets and accruing troubled debt restructurings to total assets	2.00	2.03

At March 31, 2019, non-accrual loans consisted of nine residential mortgage loans totaling $452,000 and one construction and land loan totaling $3,000. The decrease in non-performing loans at March 31, 2019 as compared to December 31, 2018 is primarily the result of a $48,000 residential loan paying off during the quarter. We had no loans 90 days or more delinquent but still accruing at March 31, 2019 and December 31, 2018.

At March 31, 2019, our largest non-performing loan relationships consisted of the following:

o	Two residential loans (total of $391,000) secured by the borrower’s primary residence.

o	All remaining individual loans have outstanding balances less than $100,000.

We occasionally modify loans to extend the term or make other concessions to help borrowers stay current on their loans and to avoid foreclosure. We do not forgive principal or interest on loans but have modified the interest rates on loans to rates that are below market rates. In the case of non-residential mortgage loans or large residential mortgage loans, before agreeing to modify a loan, we perform a financial analysis of the borrower to determine that the borrower will be able to comply with the terms of the loan as restructured. At March 31, 2019 and December 31, 2018, we had $2.4 million in modified loans, which are also referred to as troubled debt restructurings, on which we continue to accrue interest.

If a loan is in non-accrual status at the time we restructure it and classify the restructure as a troubled debt restructuring, it is our policy to maintain the loan as non-accrual until we receive six consecutive monthly payments under the restructured terms.

At March 31, 2019, our largest accruing troubled debt restructured loan was a $917,000 loan secured by a first mortgage on a church in Baltimore City. We initially restructured the loan to reduce the interest rate on the loan in 2015 and restructured the loan again in June 2018 to correct the amortization on the loan as well as adding an assignment of rent received from two cell phone towers on the property. The loan has paid in accordance to the restructured terms since originally being restructured in 2015 and also since the restructuring in 2018.

Interest income that would have been recorded for the three months ended March 31, 2019 and 2018 had non-accrual loans been current according to their original terms, amounted to approximately $0 and $21,000, respectively. Interest income of $47,000 and $63,000 related to non-accrual loans was included in interest income for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, we had no other real estate owned.

Analysis of Loan Loss Experience. The following table sets forth an analysis of the allowance for loan losses for the periods indicated.

	Three Months Ended March 31,
	2019	2018
(Dollars in thousands)	(unaudited)	(unaudited)
Allowance at beginning of period	$1,294	$1,288

Charge-Offs:
Residential, home equity lines of credit and consumer	(5)	—
Non-residential	—	—
Construction and land loans	—	—
Total charge-offs	(5)	—

Recoveries:
Residential, home equity lines of credit and consumer	162	6
Non-residential.	—	—
Construction and land loans	—	—
Total recoveries	162	—

Net recoveries (charge-offs)	157	6
(Reversal) provision for loan losses	(150)	---
Allowance at end of period	$1,299	$1,294
Allowance for loan losses to non-performing loans and accruing troubled debt restricting at end of period	45.90%	32.84%
Allowance for loan losses to total loans at end of period.	1.30%	1.31%
Net charge-offs to average loans outstanding during the period.	(0.16)%	0.00%

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

Our most liquid assets are cash and cash equivalents and interest-bearing deposits. The level of these assets depends on our operating, financing, lending and investing activities during any given period. At March 31, 2019, cash and cash equivalents totaled $8.0 million and other interest-bearing deposits in other banks totaled $498,000. Securities classified as available-for-sale amounting to $13.8 million at March 31, 2019, provide an additional source of liquidity. In addition, at March 31, 2019, we had the ability to borrow a total of approximately $37.5 million from the Federal Home Loan Bank of Atlanta. At March 31, 2019, we had $18.0 million in Federal Home Loan Bank advances outstanding. In addition, we maintain a $2.5 million line of credit with another bank and access to the Federal Reserve Bank Discount Window. No amounts were outstanding under such lines of credit at March 31, 2019.

At March 31, 2019, we had $1.3 million in commitments to extend credit outstanding. Certificates of deposit due by December 31, 2019 totaled $31.3 million, or 51.3% of certificates of deposit. We believe the large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods due to the recent low interest rate environment and local competitive pressures. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2019. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

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

Financing and Investing Activities

Capital Management. We are subject to various regulatory capital requirements administered by the Office of the Comptroller of the Currency, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At March 31, 2019, we exceeded all of our regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

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

For the three months ended March 31, 2019 and 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

(b) Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Changes to Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. The Company’s management believes that such routine legal proceedings, in the aggregate, are immaterial to the Company’s financial condition and results of operations.

Item 1A. Risk Factors

For information regarding the Company’s risk factors, see the section entitled “Risk Factors” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”) (File No. 000-55341). As of March 31, 2019, the risk factors of the Company have not changed materially from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31	—	—	—	—
February 1-28	—	—	—	—
March 1-31	—	—	—	—
Total	—	—	—	—

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1	Articles of Incorporation of MB Bancorp, Inc. (1)

3.2	Bylaws of MB Bancorp, Inc. (1)

10.1	Amendment to Standstill Agreement, dated March 27, 2019, by and among MB Bancorp, Inc., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Partners, L.P., Stilwell Value LLC, Joseph Stilwell and Corissa B. Porcelli (2)

10.2	Amendment to Standstill Agreement, dated March 27, 2019, by and between MB Bancorp, Inc. and Jeffrey Thorp (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

101.0	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

(1)	Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1, as amended (File No. 333-198700).

(2)	Incorporated herein by reference to the exhibits filed with the Company’s Form 8-K filed with the Securities of Exchange Commission on April 2, 2019 (File No. 000-55341).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MB BANCORP, INC.

Dated:	May 10, 2019	By:	/s/ Philip P. Phillips
Philip P. Phillips
President and Chief Executive Officer
(principal executive officer)

Dated:	May 10, 2019	By:	/s/ John M. Wright
John M. Wright
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

